Form 10-K405
period 1995-12-31
SUPER 8 MOTELS NORTHWEST II
filed 1996-04-01
CIK 701258

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1995

                         Commission File Number 2-76543

                          SUPER 8 MOTELS NORTHWEST II,
                        A Washington limited partnership
             (Exact name of registrant as specified in its charter)



WASHINGTON                                                           91-1172558
(State or other jurisdiction of                                    IRS Employer
incorporation or organization)                            Identification Number


7515 Terminal St. S.W., Tumwater, WA                                      98501
(Address of principal executive office)                              (Zip Code)


       Registrant's telephone number, including area code: (360) 943-8000

          Securities registered pursuant to section 12 (g) of the Act:

                                 TITLE OF CLASS
                            Limited Partnership Units



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

There has been no market for limited partnership units since the initial offering of limited partnership units was completed in 1984, therefore the market value of limited partnership units is unknown.


DOCUMENTS INCORPORATED BY REFERENCE

Partnership's Audited Financial Statements.
Partnership's January, 1996 newsletter to limited partners.


Also incorporated by reference are the partnership agreement, franchise agreement and property management agreements to which the Partnership is a party and which were included with and/or described in the original offering materials for the Partnership, as well as all appropriate exhibits delineated in Part III hereof.

                                     PART I

                                     ITEM 1.
                                    Business


(a) General Development of Business

Super 8 Motels Northwest II, a Washington limited partnership (the "Partnership"), was formed to invest in and operate three "economy" motels to be located in the states of Washington and Oregon, as a franchise of Super 8 Motels, Inc. The Partnership does not own any interest in Super 8 Motels, Inc., the national franchiser, or in The Peninsula Group Incorporated, the regional sub-franchiser and one of the General Partners of the Partnership. The other General Partner is Gerald L. Whitcomb.

The Partnership was formed in March, 1982. The Limited Partnership Units of the Partnership (the "Units") were offered and sold by selected broker-dealers on a best efforts basis in the states of Washington, Oregon, Montana, Idaho, Alaska, Wisconsin, Illinois and Georgia.

Sale of the Units began on May 8, 1982. Funds were released from impound on January 12, 1983, when gross sales of the Units reached $950,000. The Partnership Agreement was amended in May 1983 to provide for a gross offering of $6,602,000. At December 31, 1983, the Partnership had raised a total of $2,710,000. On May 8, 1984, the offering was closed. In the period January 1, 1984, through May 8, 1984, the Partnership raised $1,342,000 in additional limited partnership subscriptions. The final results of the offering were 4,052 Units sold yielding gross offering proceeds of $4,052,000. This was $2,550,000 under the initially intended subscription amount.

To achieve the Partnership's objective of developing three Super 8 Motel properties, long-term mortgage financing in the amount of $2,200,000 was arranged through Sterling Savings and Association of Chehalis, Washington (formerly Central Evergreen Savings and Loan). This debt is secured by the Portland property and assignment of the Union Gap (Yakima) land lease (see Item
2a).

(b) Financial Information About Industry Segments.

Not applicable as the registrant operates in a single industry (motels) and within that industry only in the economy category. For financial information generally, see "Financial Statements."

(c) Narrative Description of Business.

The motel properties were developed and are being operated as economy motels in the locations indicated below. The motel properties are franchisees of the national "Super 8" motel chain. The economy motel concept provides for a clean, comfortable average-size motel room that has all the basic amenities required by the traveling public at a price lower than that of most surrounding motel properties of equal quality.

All guest rooms are equipped with direct-dial telephone, color television and tub/shower combination, and are fully carpeted, sound proofed and insulated. Guests are allowed to use major national credit cards and cash checks with V.I.P. Club membership. Vending machines are also available.

Each property has interior hallways, a lobby with a manager's office, an employee lounge, an in-house laundry, a guest laundry facility and conference room and a manager's apartment. No restaurants are located on any of the properties,

The 77 room Bremerton property services the military-based City of Bremerton, Washington.

The 80 room Portland property's proximity to the Portland International Airport allows it to provide free transportation to and from the airport, courtesy telephone and long term parking privileges. The property has one mini-suite and a small conference room available.

The 95 room Union Gap property features a year-round indoor swimming pool, one mini-suite, a medium-size conference room, guest laundry facilities and special parking for commercial trucks.

Each of the properties historically experiences seasonal fluctuations in occupancy, the low point occurring in the winter months and peaking in the late summer.

The motels provide full or part-time employment for approximately 57 people (Bremerton 15, Portland 21, Union Gap 21).

(d) Financial Information About Foreign and Domestic Operations and Export
Sales.

The Partnership operates only in one geographic area, the Pacific Northwest (Washington and Oregon states). For financial information generally, see "Financial Statements."


                                     ITEM 2.
                                   Properties


(a) Location and General Characteristics

In 1983, the Partnership leased the Bremerton, Washington 1.75 acre site located on State Road 3 and Kitsap Way. The lease has a 37 year term. Adjacent to the site is a 24 hour family restaurant.

In 1983, the Partnership purchased the Portland, Oregon site for a purchase price of $720,000. This site is at the interchange of Interstate 205 and Airport Way, approximately one mile east of the Portland International Airport.

In 1983, the Partnership leased the Union Gap, Washington site located at the intersection of 1-82 and Rudkin Road just south of Yakima, Washington. The lease is for a term of 30 years.

The Bremerton motel opened on October 23, 1983, the Portland motel on May 25, 1984 and the Union Gap motel on September 14, 1984.

The motels are of frame construction with stucco exteriors and tile roofs and have full fire alarm systems. In addition, the Portland motel is fully equipped with a fire protection sprinkler system. Heating and cooling is by individual room through the wall heat pumps.

The approximate size of the buildings is as follows:

Bremerton                         29,740 square feet
Portland                          31,900 square feet
Union Gap                         39,190 square feet

Additionally, significant environmental contamination including ground water contamination, has been discovered within the Airport Way Urban Renewal Area at the former ICN site, a medical manufacturing firm. ICN, which is no longer in existence, potentially discharged hazardous substances into wells which have contaminated the ground water. Such contamination may or may not have affected the Partnership's property. POC has orally advised the Partnership that it believes it is unlikely that the Partnership's property is contaminated.

A 33 room addition to the Union Gap property opened for occupancy on January 15, 1991. Total cost of the addition (including furniture and fixtures) was $875,000. For utilization of these properties see Item 7.

See Item 1 (c) for further information on each property.


                                     ITEM 3.
                                Legal Proceedings

The Partnership is not party to any material legal proceedings.


                                     ITEM 4
              Submission of matters for a Vote of Security Holders

None.

                                     PART II

                                     ITEM 5.
                    Market for the Registrant's Common Stock
                         Related Security Holder Matters

The units are owned by approximately 850 investors.

There is no established public trading market for the units and no significant transactions in units between a willing buyer and a willing seller have occurred since the original offering of limited partnership units. Because of this, the Partnership is unable to ascertain a fair market value for the units.

Distributions of cash to the Limited Partners made during 1995 totaled $1,174,026. This was an increase of $414,276 from the $759,750 cash distribution made to the Limited Partners in 1994.


                                     ITEM 6.
                            Selected Financial Data*

                                       1995               1994               1993               1992               1991
                                       ----               ----               ----               ----               ----
Total Sales                         $3,277,174         $3,236,567         $2,938,505        $2,877,705         $2,656,748

Net Income (Loss)*                    $705,904           $771,673           $368,234          $184,726           $283,044

Net Income (Loss)* per Unit            $172.47            $188.54             $89.99            $45.13             $69.85

Total Assets**                      $4,391,793         $4,657,736         $4,492,431        $4,626,608         $4,780,886

Long-Term Debt*                     $3,988,018         $3,825,986         $3,719,527        $3,639,590         $3,518,153

Cash Distribution Per Unit             $289.74            $187.50            $137.50           $125.00            $100.00

*In filings prior to the year ended December 31, 1994 with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership did not accrue unpaid property management fees due to the uncertainty of payment. During the year ended December 31, 1994, the partnership changed its method of accounting for such fees and the above information was restated for 1993, 1992, 1991 to account for such fees so that Net Income, Long Term Debt and Net Income Per Unit was revised to accrue the expense when incurred and reflect the associated liability on the balance sheet.

**Net of amortization and depreciation

Detailed financial data is provided in the form of audited financial statements as of December 31, 1995 and 1994 and for each of the three years ended December 31, 1995, 1994, and 1993. These statements show the results of operations, changes in partners' equity, cash flows and additional financial disclosures.


                                     ITEM 7.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity of the Partnership continued to be strong for the year ended December 31, 1995. The current ratio at December 31, 1995, was 2.57:1 and working capital consisted of $540,908.

The interest rate on the Partnership's long term debt is tied to a treasury bill index plus margin of 3.5% per annum. The long term interest rate on debt encumbering the Portland property was changed to 9.0% per annum on September 1, 1994 and will remain at this level through August of 1995 when it will be adjusted, again based upon treasury bill rates. The interest rate was 6.875% per annum through August 31, 1994, prior to the annual adjustment.

Interest rate on the long term loan funding the Yakima addition is variable based on the treasury bill index plus 2.5% per annum, but was fixed through December 31, 1995 at 10.25% per annum.

The economic growth occurring throughout the regional economy resulted in stable occupancy at each of the Partnership's three properties.

Balance Sheet data                                    1995                  1994                   1993
                                                      ----                  ----                   ----
Current Assets                                      $885,576              $974,499               $626,057
Current Liabilities                                 $344,668              $292,663               $238,548
Current Ratio                                         2.57:1                3.32:1                 2.62:1

At December 31, 1995, the Bremerton motel had completed its twelfth full year of operation, Portland and Yakima their eleventh full year of operations.

Comparative operational statistics:

                                 1995             1994              1993
                                 ----             ----              ----
Bremerton
    Occupancy                      64%              65%               58%
    Rented rooms                18,028           18,304            16,248
    Gross room rate*            $44.22           $42.20            $44.07
Portland
    Occupancy                      82%              80%               76%
    Rented rooms                23,649           23,376            22,011
    Gross room rate*            $55.66           $53.26            $54.50
Yakima
    Occupancy                      72%              78%               73%
    Rented rooms                24,860           27,142            25,131
    Gross room rate*            $46.81           $44.94            $47.52
Total
    Occupancy                      73%              75%               69%
    Rented rooms                66,537           68,822            63,390
    Gross room rate*            $49.25           $47.03            $49.05

*"Gross Room Rate" is defined as total room revenue divided by total rooms sold.

Rented rooms decreased from 68,822 during 1994 to 66,537, or a decrease of 2,285 rented rooms or a percentage decrease of 3.3%. Management believes that the properties could have been more aggressive in 1995 in their marketing efforts and has taken steps to attempt to reverse this downward trend.

Total occupancy declined slightly from 75% during 1994 to 73% during 1995, a decrease of 2%. The decline in rented rooms was offset by a $2.22 increase in gross room rates which resulted in a $40,607 increase in gross room revenues during 1995 from $3,236,567 to $3,277,174.

Net income decreased $65,769 from $771,673 to $705,904, a decrease of 8.52% from 1994 net income. The slight decrease in net income resulted almost exclusively from increases in direct operating, interest and general and administrative expenses.

In 1995, the Bremerton property entered into a contract with the U.S. Navy to rent approximately 42 rooms through late Fall, 1996, in order to berth sailors from the U.S.S. Abraham Lincoln while the ship was undergoing repairs in Bremerton. This contract should significantly increase occupancy in the Bremerton property for 1996.

A planned maintenance program for the properties began in 1995 (estimated cost of approximately $250,000 - financed through a line of credit obtained in 1995) which is intended to provide repairs and refurbishments needed to improve guest facilities and appearance of the properties to assure guest satisfaction.

On February 16, 1993, the Board of Directors of Super 8 Motels, Inc., the Partnership's franchiser, announced an agreement to sell the company to Hospitality Franchise Systems, Inc. The transaction closed shortly thereafter. Hospitality Franchise Systems, Inc., the world's largest franchiser of hotel rooms, is a publicly held company whose stock is traded on the New York Stock Exchange under the symbol "HFS." The company has more than 4,400 franchised Super 8 Motels, Days Inn, Howard Johnson, Ramada and other motel brands with over 300,000 rooms in the United States, Canada, Mexico, India, and Europe.

HFS operates its franchise business in a manner that respects the separate identity of each brand. They maintain separate marketing campaigns, additional general franchise services, and separate reservation systems and "800" numbers. Having over 4,200 properties worldwide, HFS provides enormous opportunities in marketing, purchasing, and technology. This transaction will now make available to Super 8 franchisees HFS's operational, marketing, and franchise sales experience.

Nationwide the Super 8 motel chain continues to grow, increasing the name familiarity of the chain.

                                                  Number of Super 8 Motels            Increase
                                                  ------------------------            --------
               As of December 31,  1995                    1,400                         180
                                   1994                    1,220                         159
                                   1993                    1,060                         119
                                   1992                     941                           78
                                   1991                     863                           78

The Super 8 "Superline" national reservation system and "VIP Club" (approximately 3,000,000 members) continue to be improved.

Distributions paid to the partners in 1995 aggregated $1,174,026, which equaled a per-unit amount necessary to pay to the limited partners a 10% cumulative return on their investment from the final closing of the offering of units on May 5, 1984. Subsequently, on January 31, 1996, the limited partners were paid amounts, which varied by partner, necessary to pay that partner a 10% return on their investment from the date of their investment (or, if later, the initial breaking of the escrow established in connection with the offering on January 12, 1983) until the closing of the offering on May 5, 1984.

Prior to 1985, the Partnership had been accruing, as an expense and as a liability, the Motels' property management fees. Even though the obligation to pay those fees exists, the terms of the partnership agreement of the Partnership did not allow them to be paid until such time as the limited partners have received a cumulative annual 10% return on their adjusted capital investment. In previous filings with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership's accounting policy regarding these fees was to expense them when paid (instead of when earned) and to not accrue unpaid property management fees as a liability on the face of the balance sheet.

In 1994, the Partnership changed its accounting policy for property management fees to reflect, on the Partnership's income statement, the expense when the obligation to pay the fee was incurred and to accrue the corresponding liability on the face of the Partnership's balance sheet. Thus, the financial information contained in this report conforms with that reporting position. Previously, incurred but unpaid management fees totaled $1,367,000 on December 31, 1995. Subsequently, the Partnership paid, in February 1996, the management fees accrued and unpaid during 1995 of $168,112. Attention is directed to Note 7 in the "Financial Statements," for a discussion of property management fees. Additionally, see the discussion in Part II, Item 6, "Selected Financial Data" of this report.


                                     ITEM 8.
                             Financial Statements

See Independent Auditor's Report and Financial Statements, pages 2 through 15, for financial statements incorporated by reference; and Item 14 for a list of the Financial Statement Schedules filed as a part of this report.


                                     ITEM 9.
              Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

                                    ITEM 10.
               Directors and Executive Officers of the Registrant


The General Partners of the Partnership are The Peninsula Group Incorporated and Gerald L. Whitcomb.

Gerald L. Whitcomb, age 52, was educated at the University of Nebraska with majors in economics and business finance and obtained a JD. in Law. He practiced law in Shelton, Washington from 1969 to 1979. Since 1979, he has been involved in the management of The Peninsula Group, Inc., (formerly known as Super 8 Motels Northwest, Inc.) and its affiliates.

Mr. Whitcomb is the principal organizer and stockholder of The Peninsula Group Incorporated and its subsidiaries, one of which was the General Partner of Shelton Super 8 Motel Associates. Mr. Whitcomb is the general partner of Super 8 Motels Northwest I, a limited partnership whose limited partnership units were registered under the Securities Act of 1933. He is also a partner in Super 8 Motel Developers, which is General Partner of Super 8 Motels of Lacey Associates, the General Partner of Super 8 Motels Northwest I, Juneau Motel Associates, Anchorage Motel Associates and Peninsula Motel Associates, all Washington limited partnerships. Mr. Whitcomb is the Managing Partner of Tongass Motel Associates, an Alaska general partnership, Mr. Whitcomb is partner in Peninsula Properties Partnership, a Washington partnership.

The Peninsula Group Incorporated is a privately owned Washington corporation. It owns franchise rights for Super 8 Motels in Washington, Oregon and selected sites in Alaska.

The officers and directors of The Peninsula Group Incorporated are as follows:

                                   Age     Office
  Term of Office
  Gerald L. Whitcomb                52     President, Chairman &                One Year
                                           Treasurer
  Maryanne Whitcomb                 48     Executive Vice President &           One Year
                                           Secretary
  Lawrence Knudsen                  55     Executive Vice President             One Year
  H. Samual Polack                  55     Executive Vice President             One Year
  Mark P. Munson                    39     Executive Vice President             One Year
  Cortnae del Valle                 24     Director                             One Year
  Kelly M. Ervin                    22     Director                             One Year

Due to a change in management of the Partnership's General Partner's offices where the individual responsible for ensuring that appropriate filings are made with the SEC, some recently required filings on Forms 3, 4 or 5 appear not to have been timely made. The Partnership is working closely with its counsel to promptly rectify any such delinquent filings.

                                    ITEM 11.
                             Executive Compensation

The General Partners received no salary or bonus compensation from the Partnership during fiscal year ended December 31, 1995. See Item 13.


                                    ITEM 12.
         Security Ownership of Certain Beneficial Owners and Management

                 Title                            Name                          Percent
       General Partner                 Gerald L. Whitcomb                            .1
                                       The Peninsula Group, Inc.                     .9

       Limited Partners                Various                                     99.0
                                                                                  100.0

Gerald L. Whitcomb and Maryanne Whitcomb are the beneficial owners of all of the stock of The Peninsula Group Incorporated and also own four Units individually and four units in trust for their children in addition to his General Partner interest. Kelly Ervin owns two Units individually.

See Note 3 of Notes to the "Financial Statements" for a discussion of distributions and allocations of profits and losses.


                                    ITEM 13.
                 Certain Relationships and Related Transactions


See Notes 6 and 7 of Notes to "Financial Statements." A portion of Note 6 relating to property management fees follows:

"The partnership has a management agreement with an affiliate of the general partner to employ the affiliate for a period of 20 years a manager of the motels owned by the partnership. The agreement provides for payment of a property management fee to the affiliate equal to 5% of the partnership's gross revenues from motel operations in addition to reimbursement of certain out-of-pocket cost incurred by the affiliate in connection with the management of the property. The 5% base fees are property management fees. The reimbursement of out-of-pocket costs as administrative service fees."

                                     PART IV

                                    ITEM 14.
         Exhibits Financial Statement Schedules, and Report an form 8-K

Exhibits incorporated by reference
1.1               Wholesaler's Agreement
1.2               Selected Dealer's Agreement
4.1               Subscription Agreement (filed as Exhibit "B" to the prospectus).
4.2               Limited Partnership Agreement (filed as Exhibit "A" to the Prospectus).
5.1               Opinion of counsel to the Partnership on the legality of Units being issued.
8.1               Tax Opinion - set forth in full in the Amended Prospectus.
10.1              Territorial Agreement
10.2(a)           State of Washington Franchise Agreement
10.2(b)           State of Oregon Franchise Agreement
10.3              Management Agreement
10.4              Ground Sublease and amendment thereto for Bremerton site.
10.5              Option to Purchase Portland site.
10.6              Option to Lease Union Gap (Yakima) site.
16.1              Consent to use of Accountant's name in Registration Statement.
16.2              Letter re change in certifying accountant.

Exhibits filed herewith.
Financial Statements of the Registrant for the year ended December 31, 1995. Financial Statements and supplemental schedules include:
         Report of Independent Public Accountants
         Balance Sheet
         Statement of Income
         Statement of Changes in Partners' Equity
         Statement of Changes in Financial Position
         Notes to Financial Statements

January, 1996 Partnership newsletter mailed to limited partners.

There were no
reports on form 8-K during 1995.

Financial Data Schedule for the year ended December 31, 1995

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its' behalf by the undersigned thereunto duly authorized:


Gerald L. Whitcomb                      3/28/96
- - -----------------------------------------------
GERALD L. WHITCOMB
General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons below on behalf of the registrant and in the capacities and on the dates indicated.



Gerald L. Whitcomb                      3/28/96
- - -----------------------------------------------
GERALD L. WHITCOMB, Chairman,
Chief Executive Officer, Treasurer and Director
The Peninsula Group Incorporated


Maryanne Whitcomb                       3/28/96
- - -----------------------------------------------
MARYANNE WHITCOMB,
Executive Vice President, Secretary
The Peninsula Group Incorporated


Mark P. Munson                          3/28/96
- - -----------------------------------------------
MARK P. MUNSON, Executive Vice President
The Peninsula Group Incorporated


Lawrence P. Knudsen                     3/28/96
- - -----------------------------------------------
LAWRENCE P. KNUDSEN
Executive Vice President
The Peninsula Group Incorporated


H. Samuel Polack                        3/28/96
- - -----------------------------------------------
H. SAMUEL POLACK
Executive Vice President
The Peninsula Group Incorporated

                           SUPER 8 MOTELS NORTHWEST II

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994, AND 1993

CONTENTS
        -----------------------------------------------------------------------

                                                                  PAGE
INDEPENDENT AUDITOR'S REPORT                                        1

FINANCIAL STATEMENTS
    Balance sheet                                                  2-3
    Statement of income                                             4
    Statement of changes in partners' equity                        5
    Statement of cash flows                                        6-7
    Notes to financial statements                                 8-15

- - -------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the General and Limited Partners
Super 8 Motels Northwest II


We have audited the accompanying balance sheets of Super 8 Motels Northwest II as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for the three years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels Northwest II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

As described in Note 7, the accompanying financial statements for the year ended December 31, 1993, have been restated to reflect the accrual of property management fees.


MOSS ADAMS LLP

Tacoma, Washington
February 2, 1996

SUPER 8 MOTELS NORTHWEST II
BALANCE SHEET -----------------------------------------------------------------

                                     ASSETS

                                                                    DECEMBER 31,
                                                           ----------------------------
                                                               1995             1994
                                                           -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                               $   733,916      $   822,944
   Accounts receivable - trade                                  76,718           26,590
   Accounts receivable - affiliates                              2,089           20,480
   Inventory                                                    57,853           70,902
   Prepaid expenses                                             15,000           33,583
                                                           -----------      -----------

               Total current assets                            885,576          974,499
                                                           -----------      -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                        714,301          714,301
   Buildings                                                 4,097,107        4,097,106
   Equipment, furniture and fixtures                         1,239,937        1,239,937
                                                           -----------      -----------

                                                             6,051,345        6,051,344
   Less accumulated depreciation                            (2,581,127)      (2,406,444)
                                                           -----------      -----------

                                                             3,470,218        3,644,900
                                                           -----------      -----------

OTHER ASSETS
   Franchise fees                                               45,000           45,000
   Lease option costs                                            6,000            6,000
   Deposits and bank fees                                       26,375           23,875
                                                           -----------      -----------

                                                                77,375           74,875
   Less accumulated amortization                               (41,376)         (36,538)
                                                           -----------      -----------

               Total other assets                               35,999           38,337
                                                           -----------      -----------

                                                           $ 4,391,793      $ 4,657,736
                                                           ===========      ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      - 2 -
- - -------------------------------------------------------------------------------

                                                    SUPER 8 MOTELS NORTHWEST II
- - ----------------------------------------------------------------- BALANCE SHEET


                        LIABILITIES AND PARTNERS' EQUITY

                                                               DECEMBER 31,
                                                       ----------------------------
                                                          1995              1994
                                                       ----------        ----------
CURRENT LIABILITIES
   Accounts payable, trade                             $   43,098        $   25,299
   Accounts payable, affiliates                            43,694            76,947
   Accrued expenses                                       115,876           106,417
   Current portion of long-term debt                      142,000            84,000
                                                       ----------        ----------

               Total current liabilities                  344,668           292,663
                                                       ----------        ----------


NONCURRENT LIABILITIES
   Long-term debt, net of current portion
       shown above                                      2,499,820         2,524,151
   Accrued rent under lease agreements                    121,038           102,787
                                                       ----------        ----------

                                                        2,620,858         2,626,938
                                                       ----------        ----------

ACCRUED PROPERTY MANAGEMENT FEES                        1,367,160         1,199,048
                                                       ----------        ----------


COMMITMENTS


PARTNERS' EQUITY
   General partner deficiency                             (30,618)          (25,819)
   Limited partners (authorized and
       outstanding, 4,052 units)                           89,725           564,906
                                                       ----------        ----------

                                                           59,107           539,087
                                                       ----------        ----------

                                                       $4,391,793        $4,657,736
                                                       ==========        ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      - 3 -
- - -------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
STATEMENT OF INCOME -----------------------------------------------------------

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                               --------------------------------------------------
                                                                  1995                1994                1993
                                                               ----------          ----------          ----------
SALES
  Rooms                                                        $3,277,174          $3,236,567          $2,873,450
  Other                                                            85,069              99,146              65,055
                                                               ----------          ----------          ----------
                                                                3,362,243           3,335,713           2,938,505
                                                               ----------          ----------          ----------
DIRECT OPERATING EXPENSES
  Payroll and related expenses                                    654,913             648,586             626,880
  Maintenance, repairs, and
    supplies                                                      292,489             242,450             351,204
  Utilities                                                       187,831             172,591             172,792
  Other                                                            33,800              36,159              22,238
                                                               ----------          ----------          ----------
                                                                1,169,033           1,099,786           1,173,114
                                                               ----------          ----------          ----------
INDIRECT OPERATING EXPENSES
  Taxes (principally property
    taxes) and fees                                               144,931             149,445             132,422
  Advertising and promotion                                       125,870             124,255             113,143
  Bank and credit card charges                                     47,000              45,686              40,630
  Insurance                                                        38,604              48,705              36,411
  Other                                                            23,904              11,193              19,824
                                                               ----------          ----------          ----------
                                                                  380,309             379,284             342,430
                                                               ----------          ----------          ----------
  ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                                     182,277             175,852             168,023
  Property management fees                                        168,112             166,786             146,925
  Franchise fees                                                  131,938             129,176             115,700
  Professional services                                            36,956              33,035              29,499
  Other                                                            24,693              20,521              19,612
                                                               ----------          ----------          ----------
                                                                  543,976             525,370             479,759
                                                               ----------          ----------          ----------
FIXED CHARGES
  Interest expense                                                246,505             222,255             219,340
  Depreciation                                                    174,683             187,263             194,845
  Lease expense - current                                         137,591             133,590             129,672
  Lease expense - deferred                                         18,251              20,030              21,726
  Amortization                                                      4,838               4,837               4,838
                                                               ----------          ----------          ----------
                                                                  581,868             567,975             570,421
                                                               ----------          ----------          ----------

INCOME FROM OPERATIONS                                            687,057             763,298             372,781
OTHER INCOME (EXPENSE)                                             18,847               8,375              (4,457)
                                                               ----------          ----------          ----------

NET INCOME                                                     $  705,904          $  771,673          $  368,324
                                                               ==========          ==========          ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                             $   172.47          $   188.54          $    89.99
                                                               ==========          ==========          ==========

                     The accompanying notes are an integral
                       part of these financial statements.

- - -------------------------------------------------------------------------------

                                                    SUPER 8 MOTELS NORTHWEST II
- - -------------------------------------- STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                                        GENERAL       LIMITED
                                                        PARTNER       PARTNERS         TOTAL
                                                       --------     -----------     -----------
BALANCE, December 31, 1992,
  as restated                                          $(23,916)    $   753,208     $   729,292

Distributions paid                                       (5,628)       (557,150)       (562,778)

Net income, as restated                                   3,683         364,641         368,324
                                                       --------     -----------     -----------

BALANCE, December 31, 1993,
  as restated                                           (25,861)        560,699         534,838

Distributions paid                                       (7,674)       (759,750)       (767,424)

Net income                                                7,716         763,957         771,673
                                                       --------     -----------     -----------

BALANCE, December 31, 1994                              (25,819)        564,906         539,087

Distributions paid                                      (11,858)     (1,174,026)     (1,185,884)

Net income                                                7,059         698,845         705,904
                                                       --------     -----------     -----------

BALANCE, December 31, 1995                             $(30,618)    $    89,725     $    59,107
                                                       ========     ===========     ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      - 5 -
- - -------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
STATEMENT OF CASH FLOWS -------------------------------------------------------

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                       -------------------------------------------
                                                          1995             1994            1993
                                                       -----------     -----------     -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Revenues and other income
      received in cash                                 $ 3,349,353     $ 3,325,707     $ 2,945,155
   Operating expenses paid in cash                      (2,039,115)     (1,902,453)     (1,997,521)
   Interest paid                                          (244,550)       (222,255)       (220,482)
                                                       -----------     -----------     -----------
      Net cash provided by
                operating activities                     1,065,688       1,200,999         727,152
                                                       -----------     -----------     -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Purchases of property and
      equipment, net                                           --           (9,214)        (26,024)
   Proceeds from disposals of property
      and equipment                                            --              --            5,000
                                                       -----------     -----------     -----------
              Net cash used by
                investing activities                           --           (9,214)        (21,024)
                                                       -----------     -----------     -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
   Loan proceeds                                           129,580             --              --
   Principal payments on debt                              (95,912)        (85,357)        (81,195)
   Loan fees paid                                           (2,500)            --              --
   Distributions to:
      Limited partners                                  (1,174,026)       (759,750)       (557,150)
      General partner                                      (11,858)         (7,674)         (5,628)
                                                       -----------     -----------     -----------
              Net cash used by
                financing activities                    (1,154,716)       (852,781)       (643,973)
                                                       -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                    (89,028)        339,004          62,155
CASH AND CASH EQUIVALENTS,
   beginning of year                                       822,944         483,940         421,785
                                                       -----------     -----------     -----------

CASH AND CASH EQUIVALENTS,
   end of year                                         $   733,916     $   822,944     $   483,940
                                                       ===========     ===========     ===========

                     The accompanying notes are an integral
                       part of these financial statements.

- - -------------------------------------------------------------------------------

                                                    SUPER 8 MOTELS NORTHWEST II
- - ------------------------------------------------------  STATEMENT OF CASH FLOWS

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                         ------------------------------------------------------------
                                                              1995                  1994                  1993
                                                         ----------------     ----------------     ------------------
RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES
   Net income                                            $        705,904     $        771,673     $          368,324
                                                         ----------------     ----------------     ------------------
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and amortization                               179,521              192,100                199,683
      Lease expense - deferred                                     18,251               20,030                 21,726
      Loss on sale of property
        and equipment                                                 --                   --                   5,325
      Change in assets and liabilities
        Accounts receivable                                       (31,737)             (18,381)                 5,782
        Inventory                                                  13,049                7,670                  4,706
        Prepaid expenses                                           18,583                1,273                  1,860
        Deposits and bank fees                                        --                   251                    --
        Accounts payable                                          (15,454)              47,368                (31,633)
        Accrued expenses                                            9,459               12,229                  4,454
        Accrued management fees                                   168,112              166,786                146,925
                                                         ----------------     ----------------     ------------------

                                                                  359,784              429,326                358,828
                                                         ----------------     ----------------     ------------------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                            $      1,065,688     $      1,200,999     $          727,152
                                                         ================     ================     ==================

                     The accompanying notes are an integral
                       part of these financial statements.

                                      - 7 -
- - -------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994, AND 1993 ---------------------------------------------


NOTE 1 - PARTNERSHIP OPERATIONS

                  Description of Business - Super 8 Motels Northwest II is a Washington Limited Partnership. The Partnership owns and operates three motels: one in Bremerton, Washington, which opened in November 1983; one in Portland, Oregon, which opened in May 1984; and one in Yakima, Washington, which opened in September 1984.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Cash Equivalents - Cash equivalents are investments with maturity at date of purchase of three months or less.

         (b) Inventory - Inventory consists of various operating supplies which have been valued at cost.

         (c) Property, Equipment, and Depreciation - Property and equipment are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives as follows:

                                                                  Years
                                                                  -----
                       Buildings and improvements              7, 15 and 30
                       Equipment, furniture, and fixtures         5 and 7

         (d) Franchise Fees and Lease Option Costs - Initial franchise fees and lease options costs are stated at cost; amortization of these amounts is being provided using the straight-line method over 20 and 30 years, respectively.

         (e) Bank Fees - Bank fees are stated at cost; amortization of these amounts is provided using the straight-line method over the term of the loan (5 to 10 years).

         (f) Income Taxes - No provision has been made in the accompanying financial statements for federal or state income taxes as taxable income or loss of the partnership is allocated to and included in the taxable income of the partners. See Note 5 for additional discussion.

                                      - 8 -
- - -------------------------------------------------------------------------------

                                                    SUPER 8 NORTHWEST MOTELS II
                                                  NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------- DECEMBER 31, 1995, 1994, AND 1993

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g) Income per Limited Partnership Unit - Net income per limited partnership unit was computed by dividi g the limited partners' share of net income by the limited partners' units outstanding for each year.

         (h) Accrued Vacation - It is the partnership's policy to expense vacation pay as paid rather than as earned as required by generally accepted accounting principles. The effect upon the financial statements is not significant.

         (i) Reclassification - Certain reclassifications have been made to the 1993 statement of income for comparative purposes.

         (j) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amoun s reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (k) Concentration of Credit Risk - The partnership has bank deposits in excess of Federal Deposit Insurance limits. The partnership's management does not anticipate any adverse effect on its financial position resulting from the credit risk.

NOTE 3 - DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

                  Distributions - Under the partnership agreement, on a quarterly basis, the general partner determines the amount, if any, of cash available for distribution and distributes cash as follows:

               - 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return on their adjusted capital investment of 10% per year through the end of the partnership year for which the distribution is being made, then

               -  Payment of the unpaid balance of property management fees (see
                  Note 6), then

               - Any remaining cash will be allocated 15% to the general partner and 85% to the limited partners.

                                      - 9 -
- - -------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994, AND 1993 ---------------------------------------------

NOTE 3 - DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES (CONTINUED)

                  Distributions paid to the partners in 1995 aggregated $1,174,026, which equaled a per-unit amount necessary to pay to the limited partners a 10% cumulative return on their investment from the final closing of the offering of units on May 5, 1984. Subsequently, on January 31, 1996, the limited partners were paid amounts, which varied by partner, necessary to pay that partner a 10% return on their investment from the date of their investment (or, if later, the initial breaking of the escrow established in connection with the offering on January 12, 1983) until the closing of the offering on May 5, 1985.

                  Profit and Losses - Profits and losses are allocated 1% to the general partner and 99% to the limited partners until the limited partners have received a cumulative pretax return of 10% per year on their adjusted capital investment; and thereafter, 15% to the general partner and 85% to the limited partners.


NOTE 4 - LONG-TERM DEBT

                  Long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                                       1995                    1994
                                                                 -----------------      -------------------
Mortgage loan payable to bank, collateralized
        by property and assignment of land lease;
        interest rate is variable and is adjusted
        annually based on a treasury bill index plus
        3.5% (interest rate is 9% at December
        31, 1995) payable in variable monthly
        installments including interest through
        August 2009. Current payment amount is
        $18,803.                                                 $       1,776,274      $         1,838,962

Mortgage loan payable to bank, collateralized
        by property and assignment of land lease;
        interest rate was 10.25% until December
        1, 1995; rate is adjusted annually
        thereafter, based upon a treasury bill index
        plus 2.5%. Payable in monthly installments
        of $8,308. Balance is due February 2001.                           748,467                  769,189

                                      -10-
- - -------------------------------------------------------------------------------

                                                    SUPER 8 NORTHWEST MOTELS II
                                                  NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------- DECEMBER 31, 1995, 1994, AND 1993

NOTE 4 - LONG-TERM DEBT (CONTINUED)

                                                                       1995                    1994
                                                                 -----------------      -------------------
Line of credit totaling $250,000, collateralized
        by real property; interest rate is variable at
        1% plus lender's prime rate, payable in
        variable monthly installments of $4,167
        plus interest, maturing January 2000.                              117,079                       --
                                                                 -----------------      -------------------
                                                                         2,641,820                2,608,151
Less current portion                                                       142,000                   84,000
                                                                 -----------------      -------------------
                                                                 $       2,499,820      $         2,524,151
                                                                 =================      ===================

                  Based upon the December 31, 1995, interest rate for the mortgage loans, principal payments required on these notes during each of the next five years and thereafter are as follows:

                                  1996                               $        142,000
                                  1997                                        150,000
                                  1998                                        127,000
                                  1999                                        121,000
                                  2000                                        133,000
                                  Thereafter                                1,968,820
                                                                     ----------------

                                                                     $      2,641,820
                                                                     ================

NOTE 5 - INCOME TAXES

                  The cost of certain assets and the amount of certain expenses reported for federal income tax purposes are different from the amounts reported under generally accepted accounting principles in the accompanying financial statements. The differences arise primarily from:

         (a) Depreciating the building for financial reporting purposes using the straight-line method over a 30 year life, and for federal income tax purposes using the straight-line method over a 15 or 18 year life.

                                      -11-
- - -------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994, AND 1993 ---------------------------------------------

NOTE 5 - INCOME TAXES (CONTINUED)

         (b) Depreciating furniture and equipment for finan ial reporting purposes using the straight-line method over a five year life, and for federal income tax purposes using the accelerated cost recovery method or the modified accelerated cost recovery method over a five or a seven year life.

         (c) Deducting sales tax incurred prior to 1987 on property and equipment acquisitions as an expense for fe eral income tax purposes and capitalizing it for financial reporting purposes.

         (d) Amortizing capitalized interest for federal income tax purposes using a ten year life and for financial reporting purposes amortizing it over the life of the building.

                  Following is a reconciliation of net income for financial reporting purposes to net income for federal income tax reporting purposes for the years ended December 31, 1995, 1994, and 1993:

                                                                     1995             1994              1993
                                                                -------------     -------------    -------------
        Net income as shown in
          statement of income                                   $     705,904     $     771,673    $     368,324
        Additional depreciation and
          amortization for income tax purposes                        (41,488)          (41,722)         (72,406)
        Accrued property management fees                              168,112           166,786          146,925
        Lease expense - deferred                                       18,251            20,030           21,726
        Other                                                           7,569                96            6,498
                                                                -------------     -------------    --------------

        Net income for federal income
          tax reporting purposes                                $     858,348     $     916,863    $      471,067
                                                                =============     =============    ==============

NOTE 6 - RELATED-PARTY TRANSACTIONS

                  Transactions between the partnership and the general partners, The Peninsula Group, Inc. (formerly named Super 8 Motels Northwest, Inc.) and Gerald L. Whitcomb and between the partnership and affiliates of the general partner are as follows:

                                                             1995                 1994                 1993
                                                      ------------------   -----------------    -----------------
        Purchases of supplies and
          equipment                                   $          266,673   $         214,823    $         322,475
        Administrative service fees                   $          182,277   $         175,852    $         168,023

                                      -12-
- - -------------------------------------------------------------------------------

                                                    SUPER 8 NORTHWEST MOTELS II
                                                  NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------- DECEMBER 31, 1995, 1994, AND 1993

NOTE 6 - RELATED-PARTY TRANSACTIONS (CONTINUED)

                  The partnership has a management agreement with an affiliate of the general partner to employ the affiliate for a period of 20 years as manager of the motels owned by the partnership. The agreement provides for payment of a property management fee to the affiliate equal to 5% of the partnership's gross revenues from motel operations in addition to reimbursement of certain out-of-pocket cost incurred by the affiliate in connection with management of the property. The 5% base fees are property management fees. The reimbursements of out-of-pocket costs are recorded as administrative service fees.

                  Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pretax return on their adjusted capital investment of 10% per annum. The amount of such fees that would have been paid for services performed through December 31, 1995, had the return to the limited partners stipulated above been met, is $1,367,160. Due to the uncertainty of payment, property management fees had not been accrued prior to 1994. In 1994 this management fee was accrued with restatement of prior years' information. See Note 7 for further discussion.


NOTE 7 - PRIOR-PERIOD ADJUSTMENT

                  As discussed in the last paragraph of Note 6, management did not previously accrue unpaid property management fees because management then believed that such fees were not probable of payment. In 1994 the partnership adopted the accrual method of accounting for unpaid property management fees. Accordingly, the accompanying December 31, 1993, financial statements were restated.

                  A summary of the effect of this restatement on the 1993 financial statements is as follows:

               Increase in long-term liabilities                               $    1,032,262
               Decrease in partners' equity                                    $    1,032,262
               Decrease in net income                                          $      146,925

                                     - 13 -
- - -------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994, AND 1993 ---------------------------------------------

NOTE 8 - COMMITMENTS

         (a) Lease Commitments - The partnership leases the land upon which the Bremerton and Yakima motels are located under three operating leases with initial lease terms of 36, 30, and 24 years.

                  The Bremerton and one of the Yakima land leases provide for adjustment of the minimum rent ranging from one to three years by a factor based on changes in the consumer price index.

                  The remaining Yakima land lease provides for adjustment of the minimum rent annually by a factor of 5%. This lease requires fixed minimum payment escalations over the lease term. Generally accepted accounting principles require the partnership to recognize lease expense on a straight-line basis over the term of each lease. As a result, lease expense is presently greater than cash lease payments. Cash lease payments are captioned "lease expense--current" in the statement of operations. Noncash lease expense is captioned "lease expense--deferred" in the statement of operations. In the balance sheet under noncurrent liabilities, "accrued rent under lease agreements" reflects the accrual of noncash lease expense. This accrued rent will not begin to be paid until 2004.

                  Minimum lease payments based on current rents are as follows:

                                  1996                               $        137,094
                                  1997                                        139,056
                                  1998                                        141,116
                                  1999                                        143,280
                                  2000                                        145,551
                                  Thereafter                                2,473,198
                                                                     ----------------

                                                                     $      3,179,295
                                                                     ================

         (b) Franchise Agreement - The partnership has purchased franchise rights to provi e motel services to the general public using a system commonly known as Super 8 Motels. An initial franchise fee of $15,000 was paid for each motel and the partnership is committed to pay additional fees equal to 4% of gross room revenue for the 20 year term of the agreement. The franchise agreement with Super 8 Motels, Inc. to pay 1% of gross room revenue to the national advertising fund was terminated December 31, 1995.

                                     - 14 -
- - -------------------------------------------------------------------------------

                                                    SUPER 8 NORTHWEST MOTELS II
                                                  NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------- DECEMBER 31, 1995, 1994, AND 1993

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Cash and Cash Equivalents - The carrying amount approximates fair value because of the short-term maturity of those instruments.

                  Long-Term Debt - The carrying amounts of the partnership's borrowings under its long-term revolving credit agreement and mortgage loans payable approximate fair value.

                                     - 15 -
- - -------------------------------------------------------------------------------