Form 10-Q
SUPER 8 MOTELS NORTHWEST II
filed 1996-05-20
CIK 701258

                                    FORM 10-Q

                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1996

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                       91-1172558

                                     PART 1

                              Financial Information

Item 1.  Financial Statements

See attached unaudited March 31, 1996 Financial Statements and the partnership's balance sheet for the year ended December 31, 1995. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                              PERIOD ENDED MARCH 31,
                                                                            1996                 1995
                                                                          ---------            ---------

      CASH FLOWS FROM OPERATING ACTIVITIES
          Revenues and other income received in cash                      $ 832,009            $ 749,187
          Operating expenses paid in cash                                  (651,857)            (514,594)
          Interest paid                                                     (61,430)             (60,486)
                                                                          ---------            ---------
                      Net cash provided by operating activities             118,722              174,107
                                                                          ---------            ---------

      CASH FLOWS FROM INVESTING ACTIVITIES

          Purchases of property and equipment, net                             (654)                --
          Proceeds from disposals of property and equipment                    --                    934
                                                                          ---------            ---------
                      Net cash provided (used) by investing
                          activities                                           (654)                 934
                                                                          ---------            ---------

      CASH FLOWS FROM FINANCING ACTIVITIES

          Principal payments on debt                                        (35,086)             (22,480)
          Deposits paid                                                        --                 (2,500)
          Distributions to partners                                        (315,537)            (511,616)
                                                                          ---------            ---------
                      Net cash used by financing activities                (350,623)            (536,596)
                                                                          ---------            ---------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                            (232,555)            (361,555)
      CASH AND CASH EQUIVALENTS, beginning of period                        733,916              822,944
                                                                          ---------            ---------

      CASH AND CASH EQUIVALENTS, end of period                            $ 501,361            $ 461,389
                                                                          =========            =========

                                                                 PERIOD ENDED MARCH 31,
                                                                1996                1995
                                                                ----                ----

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES
    Net income                                                $ 236,577            $  98,332
                                                              ---------            ---------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                             43,816               44,881
       Lease expense - deferred                                   4,336                 --
       Gain on sale of property and equipment                      --                 (1,521)
       Change in assets and liabilities
          Accounts receivable                                   (10,801)             (12,325)
          Inventory                                                --                    986
          Prepaid expenses                                       (9,397)             (13,469)
          Deposits and bank fees                                   --                 (2,500)
          Accounts payable                                       20,174               14,766
          Accrued expenses                                        2,129                6,572
          Accrued management fees                              (168,112)              38,385
                                                              ---------            ---------
                                                               (117,855)              75,775
                                                              =========            =========

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 118,722            $ 174,107
                                                              =========            =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached First Quarter (3/31/96) Update from the Issuer delivered to its limited partners.

                                     PART 2

                                Other Information

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership

By:
     -----------------------------------
     Gerald L. Whitcomb, General Partner

Dated:   May 7, 1996

                              [SUPER 8 MOTEL LOGO]

                                     UPDATE

--------------------------------------------------------------------------------
VOL. 16 NO. 1/APRIL, 1996     SUPER 8 MOTELS NORTHWEST II     FIRST QUARTER 1996
--------------------------------------------------------------------------------

                                 NATIONAL NEWS

        Super 8 Motels and its parent company, HFS Incorporated, continued to be a focus of the lodging spotlight as the first quarter of 1996 in concluded. The mid-March Super 8 Motels International Convention in Las Vegas, Nevada, served as the forum for several important announcements, particularly related to marketing strategies.

                    "EXPERTS" MARKETING CAMPAIGN FOR 96/97

        Super 8 introduced its print and broadcast "experts" campaign, which utilizes real people rather than actors in selling the chain's attributes. The 30-second spot introduces Pete Robinson, a retired U.S. Army colonel, who tells viewers that Super 8 surpasses even his high standards. Three 15-second spots bring us a car wash owner, who talks about Super 8 cleanliness, a greeting card salesman, who introduces viewers to the popular VIP Club card, and finally, the owners of a copy center, who speak about Super 8's consistent quality and service.

        The campaign, created by Grey Advertising of New York, is running on CNN, CNN Headline News, ESPN, TNN U.S. and Canada, TBS and print ads will be carried in USA Today.

                              SUPER 8 JOINS NASCAR

        Super 8 Motels Vice President of Marketing, Tom McNulty, announced that Super 8 has teamed up with Winston Cup legend, Bill Elliott, as an associate sponsor of his #94 Elliott-Hardy McDonald's Ford T-Bird. This exciting move establishes Super 8 as the only lodging chain active in NASCAR sponsorship.

        A study by Wake Forest University for NASCAR illustrates that over 90% of NASCAR fans support sponsors' products. With auto racing now clearly the number one sport in the country -- reaching over 500 million live and television viewers annually -- this sponsorship is an ideal association for Super 8.

                          WORLD WIDE WEB PAGE LAUNCHED

        For those customers now utilizing the ever-expanding computer technology available today, Super 8's home page on the World Wide Web is now in place to capture their attention. The site provides Internet browsers with general information about the chain. Information can be accessed through two home ports: The Travelweb Home Page (http://www.travelweb.com) and directly through the Super 8 Home Page (http://www.super8motels.com/super8.html).

                                 REGIONAL NEWS

                   THREE NATIONAL VIP WINNERS FROM PENINSULA

        Peninsula Management Northwest-managed motels were once again honored at the National level for outstanding performance in VIP sales. All Peninsula properties excelled well above the national average -- with three motels leading the nation in their size category:

                Klamath Falls, Oregon (58-61 rooms)
                Kelso, Washington (65-87 rooms)
                Ellensburg, Washington (88+ rooms)

        Each of these VIP top-producing properties received a check for $5,000 to share among its entire staff.

                        REGIONAL MEETINGS AUDIT QUARTER

        Included in the '96 business planning and budgeting process was the concept of Quarterly Regional Meetings. The first series of such meetings are being held in late April and early May in Port Angeles, Washington, Corvallis, Oregon, and at SeaTac.

        The primary focus of the agendas will be careful analysis of the first quarter's result of operations, strategies for any adjustments to plans deemed necessary, and sales targets for Summer and Fall.

        Advanced training in the area of sales will be conducted for each group by Esin Davis, Director of Sales and Marketing, while individual time has been allotted for each property manager to discuss localized issues with their Regional Director.

                     CONTINENTAL BREAKFAST TESTED AT LACEY

        In mid-April, a minor lobby reconfiguration was accomplished in Lacey to facilitate the testing of the continental breakfast concept at that location. This concept is increasingly found among the amenity packages of competitors in many markets, thus Peninsula's interest in measuring its value, or lack thereof, to its Super 8 customers. Should this test in Lacey produce positive results, similar programs may be tested in other Northwest locations, particularly those without adjacent dining.

                        NEW CONSTRUCTION SITES PROGRESS

        The two new sites announced in the last issue of the Update are progressing well. Ferndale, Washington has now been slated to open in October, 1996. Site preparation is completed, and the foundation is being installed as of this writing.

        The Woodburn, Oregon, site has an anticipated opening date in late January, 1997. Site plans and building plans are currently being reviewed by city officials, and subcontractors are working on off-site water and sewer.

        Continuing this highly visible development on the I-5 corridor, officers of The Peninsula Group have entered into an option to purchase a site at the newly-constructed freeway interchange at the northerly end of Roseburg, Oregon. Look for further details on the Roseburg project in the July Update.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  NORTHWEST II

        Super 8 Motels Northwest II had a good first quarter 1996. Total sales increased $81,000 or about 11% over the first quarter of 1995. Overall costs were controlled very well at the properties -- the result is that Net Income rose by $138,000.

        Bremerton occupancy is benefiting greatly from the Navy contract that began December 1, 1995, and will continue until October 1996. The down side is that the average daily rate is off about $.65 from 1995. Yakima occupancy was down about eight occupancy points from 1995, while average daily rate improved by $2.41 over 1995. Portland continues to be a high-achiever in our system. Occupancy was up about four occupancy points and had an average daily room rate increase of $1.56 over 1995. These increases are despite the fact that new properties continue to be built in the surrounding airport area.

        You will find enclosed a complete copy of the 1995 audited financial statements, the first quarter 1996 unaudited financial statements, and occupancy charts and room rate comparisons for each property. Your first quarter 1996 distribution check is in the amount of $25.00 per partnership unit, which equals a 10% annualized return on your original investment.

        The partnership informational meetings were held at the SeaTac Super 8 Motel on April 16, 1996, and at the Portland Super 8 Motel on April 18, 1996. Attendance was very good and we appreciate your continued interest. One of the comments at the meeting was that once again there had been offers made by various liquidity funds to purchase units at far below the original units cost of $1,000. If you need to dispose of your units, you are urged to call your NASD registered securities representative or the corporate office of The Peninsula Group at (360) 943-8000, so that you may be assisted in assessing a fair value for your units.

        The official business meeting for Super 8 Motels Northwest II will be held on Wednesday, June 12, 1996, at 11:30 a.m. at the corporate office of The Peninsula Group located at 7515 Terminal St. S.W., Turnwater, Washington.

        Thank you for your continued support of Super 8 Motels Northwest II. Remember, whenever you travel, think SUPER 8 and call 1-800-800-8000 to make your reservations.

--------------------------------------------------------------------------------

                          The Official Publication of

                           THE PENINSULA GROUP, INC.

           7515 Terminal St. SW, Turnwater, WA 98501 / (360) 943-8000
            --------------------------------------------------------
            Owners and operators of America's finest economy lodging
                   serving 23 convenient Northwest locations:
      ALASKA: Anchorage * Fairbanks * Juneau * Ketchikan  OREGON: Ashland
Bend * Corvallis * Grants Pass * Klamath Falls * Portland International Airport
     Salem * Wilsonville  WASHINGTON: Bremerton * Ellensburg * Federal Way
          Kelso * Kennewick * Moses Lake * Oympia/Lacey * Port Angeles
              Sea-Tac International Airport * Walla Walla * Yakima

                          SUPER 8 MOTELS NORTHWEST II
                                 BALANCE SHEET
                            MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                     ASSETS

                                                     1996               1995
                                                 -----------         -----------
CURRENT ASSETS
  Cash                                           $   501,361         $   461,389
  Accounts receivable                                 89,608              59,395
  Inventory                                           57,853              69,916
  Prepaid expenses                                    24,397              47,052
                                                 -----------         -----------
        TOTAL CURRENT ASSETS                         673,219             637,752

PROPERTY AND EQUIPMENT
  Land                                               714,301             714,301
  Buildings                                        4,097,106           4,097,106
  Equipment, furniture, and fixtures               1,240,594           1,239,937
                                                 -----------         -----------
        Subtotal                                   6,052,001           6,051,344
  Less accumulated depreciation                   (2,623,784)         (2,449,808)
                                                 -----------         -----------
        TOTAL PROPERTY AND EQUIPMENT, NET          3,428,217           3,601,536

OTHER ASSETS
  Franchise fees                                      45,000              45,000
  Organization costs                                   6,000               6,000
  Deposits and bank fees                              26,375              26,375
                                                 -----------         -----------
        Subtotal                                      77,375              77,375
  Less accumulated amortization                      (42,536)            (37,747)
        Subtotal                                      34,839              39,628
        TOTAL OTHER ASSETS                            34,839              39,628
                                                 -----------         -----------
        TOTAL ASSETS                             $ 4,136,276         $ 4,278,916
                                                 ===========         ===========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                     1996               1995
                                                 ----------          ----------
CURRENT LIABILITIES
  Accounts payable - trade                       $   72,876          $   89,248
  Accounts payable - Affiliates                      34,090              27,764
  Accrued expenses                                  118,005             112,989
  Current portion of long-term debt                 144,880              84,999
                                                 ----------          ----------
        TOTAL CURRENT LIABILITIES                   369,852             314,999

NONCURRENT LIABILITIES
  Accrued rent under lease agreement                125,374             100,009
  Long-term debt, net of current
    portion shown above                           2,461,854           2,500,672
  Accrued property management fees                1,199,048           1,237,433
                                                 ----------          ----------
        TOTAL NONCURRENT LIABILITIES              3,786,276           3,838,114

PARTNER'S CAPITAL EQUITY
  General partners                                  (31,408)            (29,952)
  Limited partners                                   11,555             155,755
                                                 ----------          ----------
        Total partner's capital equity              (19,852)            125,803
                                                 ----------          ----------
        Total liabilities and
          partners' capital equity               $4,136,276          $4,278,916
                                                 ==========          ==========

                          SUPER 8 MOTELS NORTHWEST II
                              STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDING MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                1996        1995
                                              --------    --------
SALES
  Rooms                                       $813,882    $736,345
  Other                                         24,736      20,738
                                              --------    --------
        TOTAL SALES                            838,617     757,083

DIRECT OPERATING EXPENSES
  Payroll and related expenses                 156,787     165,308
  Supplies and maintenance                      35,682      73,215
  Utilities                                     51,798      46,650
  Other                                          9,036       6,477
                                              --------    --------
        TOTAL DIRECT OPERATING EXPENSES        253,304     291,650

INDIRECT OPERATING EXPENSES
  Advertising and promotion                     17,928      32,039
  Bank and credit card charges                   9,565       9,418
  Insurance                                      9,296      10,487
  Property and business taxes                   37,638      36,104
  Other                                          2,973       7,623
                                              --------    --------
        TOTAL INDIRECT OPERATING EXPENSES       77,399      95,671

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                   47,456      57,436
  Franchise fees                                32,447      29,455
  Management fees                               41,909      37,128
  Professional services                          6,350       6,684
  Other                                          3,005       7,731
                                              --------    --------
        TOTAL ADMINISTRATIVE AND GENERAL
          EXPENSES                             131,167     138,434

FIXED CHARGES
  Amortization                                   1,159       1,209
  Depreciation                                  42,657      43,671
  Interest                                      61,430      60,486
  Lease payments                                34,781      33,580
  Deferred land lease                            4,336           0
                                              --------    --------
        TOTAL FIXED CHARGES                    144,363     138,946
                                              --------    --------
INCOME FROM OPERATIONS                         232,385      92,382

OTHER INCOME
  Gain (Loss) on sale of equipment                   0       1,521
  Interest income                                4,192       4,429
                                              --------    --------
        TOTAL OTHER INCOME                       4,192       5,950
                                              --------    --------
NET INCOME (LOSS)                             $236,577    $ 98,332
                                              ========    ========

This statement subject to change after audit to be performed by Moss Adams, CPA's.

                                  OCCUPANCY

                              BREMERTON SUPER 8 MOTEL


                    January                 February                   March                  Quarter
                --------------           --------------            --------------          --------------
              Average                  Average                  Average                  Average
             Room Rate   Occupancy    Room Rate   Occupancy    Room Rate   Occupancy    Room Rate   Occupancy
             ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
1995          $40.22     74.4%        $43.09      68.1%        $41.28      60.5%        $41.25      68.0%
1996          $40.81     90.4%        $40.66      92.8%        $40.70      95.6%        $40.72      92.9%



                               PORTLAND SUPER 8 MOTEL



                    January                 February                   March                  Quarter
                --------------           --------------            --------------          --------------
              Average                  Average                  Average                  Average
             Room Rate   Occupancy    Room Rate   Occupancy    Room Rate   Occupancy    Room Rate   Occupancy
             ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
1995          $51.93     70.2%        $53.07      75.0%        $52.44      87.4%        $52.48      77.6%
1996          $53.31     69.2%        $54.21      83.9%        $54.40      89.3%        $54.02      80.7%



                                 YAKIMA SUPER 8 MOTEL


                    January                 February                   March                  Quarter
                --------------           --------------            --------------          --------------
              Average                  Average                  Average                  Average
             Room Rate   Occupancy    Room Rate   Occupancy    Room Rate   Occupancy    Room Rate   Occupancy
             ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
1995          $42.97     56.3%        $43.70      63.6%        $44.46      79.6%        $43.80      66.2%
1996          $42.97     43.2%        $46.95      54.1%        $47.17      73.4%        $46.32      57.0%

                        SUPER 8 MOTELS NORTHWEST II
                                BALANCE SHEET


                                   ASSETS



                                                        DECEMBER 31,
                                                --------------------------
                                                   1995            1996
                                                ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents                     $  733,916      $  822,944
  Accounts receivable - trade                       76,718          26,590
  Accounts receivable - affiliates                   2,089          20,480
  Inventory                                         57,853          70,902
  Prepaid expenses                                  15,000          33,583
                                                ----------      ----------
                Total current assets               885,576         974,499
                                                ----------      ----------

PROPERTY AND EQUIPMENT, at cost
  Land                                             714,301         714,301
  Buildings                                      4,097,107       4,097,106
  Equipment, furniture and fixtures              1,239,937       1,239,937
                                                ----------      ----------
                                                 6,051,345       6,051,344
  Less accumulated depreciation                 (2,581,127)     (2,406,444)
                                                ----------      ----------

                                                 3,470,218       3,644,900
                                                ----------      ----------

OTHER ASSETS
  Franchise fees                                    45,000          45,000
  Lease option costs                                 6,000           6,000
  Deposits and bank fees                            26,375          23,875
                                                ----------      ----------

                                                    77,375          74,875
  Less accumulated amortization                    (41,376)        (36,538)
                                                ----------      ----------
                Total other assets                  35,999          38,337
                                                ----------      ----------

                                                $4,391,793      $4,657,736
                                                ==========      ==========

                          SUPER 8 MOTELS NORTHWEST II
                                 BALANCE SHEET
                        LIABILITIES AND PARTNERS' EQUITY

                                                          DECEMBER 31,
                                                -------------------------------
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