Form 10-Q
period 1996-06-30
SUPER 8 MOTELS NORTHWEST II
filed 1996-08-14
CIK 701258

                                   FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended:  June 30, 1996

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                   91-1172558

                                     PART 1
                             Financial Information

Item 1.  Financial Statements

See attached unaudited June 30, 1996 Financial Statements and the partnership's balance sheet for the year ended December 31, 1995. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                          PERIOD ENDED JUNE 30,
                                                                     1996                      1995
                                                                  ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues and other income received in cash                     $1,822,139                $1,616,540
   Operating expenses paid in cash                                (1,425,644)               (1,089,770)
   Interest paid                                                    (122,803)                 (122,451)
                                                                  ----------                ----------
               Net cash provided by operating activities             273,692                   404,319
                                                                  ----------                ----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment, net                          (23,325)                     (217)
                                                                  ----------                ----------
               Net cash used by investing activities                 (23,325)                     (217)
                                                                  ----------                ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on debt                                        (69,906)                  (40,504)
   Distributions to partners                                        (434,713)                 (716,263)
                                                                  ----------                ----------
               Net cash used by financing activities                (504,619)                 (756,767)
                                                                  ----------                ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (254,252)                 (352,665)
CASH AND CASH EQUIVALENTS, beginning of period                       733,916                   822,944
                                                                  ----------                ----------
CASH AND CASH EQUIVALENTS, end of period                            $479,664                  $470,279
                                                                  ==========                ==========

                                                                         PERIOD ENDED JUNE 30,
                                                                      1996                 1995
                                                                    --------             --------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES
   Net income                                                       $572,751             $253,316
                                                                    --------             --------
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                  87,633               89,878
       Lease expense - deferred                                        8,219                9,125
       Gain on sale of property and equipment                             --               (1,521)
       Change in assets and liabilities
          Accounts receivable                                         (8,598)             (29,024)
          Inventory                                                       --                9,549
          Prepaid expenses                                           (11,467)              18,467
          Deposits and bank fees                                          --               (2,500)
          Accounts payable                                            46,240              (38,753)
          Accrued expenses                                            (3,465)              13,434
          Accrued management fees                                   (417,621)              82,348
                                                                    --------             --------
                                                                    (299,059)             151,003
                                                                    --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $273,692             $404,319
                                                                    ========             ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (6/30/96) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By:
    -------------------------------------
    Gerald L. Whitcomb, General Partner

Dated:   August 9, 1996

VOL. 16 NO. 2/JULY 31, 1996

                          SUPER 8 MOTELS NORTHWEST II

SECOND QUARTER 1996


                                 NATIONAL NEWS

                                1400 AND GROWING

         This past June the Super 8 System observed the opening of Super 8 Motel number 1,400. However, Super 8 is not stopping at that benchmark as there are currently 193 new Super 8's under construction, continuing the system's aggressive growth and development. The only two states in which a Super 8 Motel has not opened remain Rhode Island and Hawaii. Also of note, six Canadian provinces now are able to boast of the presence of Super 8 Motels.



                                4 MILLION VIP'S

         At this printing, the number of loyal VIP members will have reached, or possibly surpassed, the 4,000,000 mark. The Peninsula Group, and its properties, continues to enjoy playing a leadership role in the sale of VIP memberships to its customers--with over 2O% of its rooms being sold to new VIP members. Further, the Peninsula Management staff enjoys the ongoing benefit of selling another 50%-60% of its rooms to guests who already carry a permanent VIP Card.



                              D.K. SHIFFLET REPORT

         The independent market research firm D.K. Shifflet reports that frequent travelers are currently rating Super 8 Motels superior to the entire economy segment. Their most up-to-date numbers document Super 8 as the segment leader in both service and value ratings. Also verified in recent reports is the public's perception of Super 8 as having better prices than the segment competition.



            PREFERRED VENDORS SAVE $$$

         Super 8 Motels, Inc. has worked diligently to increase both the quantity and quality of the preferred vendors made available to regional franchisees such as The Peninsula Group. This hard work is paying off with more than 60 manufacturers from which our purchasing department may now order. Companies and products range from soft drink vendors which stock the vending machines, to companies such as Zenith and Sealy that supply televisions and mattresses for the guest rooms. Over the past two years, HFS vendor programs have returned more than $11 million in savings and incremental revenues to Super 8 franchisees.

                              TOUGH STAND ON Q.A.

While the average Quality Assurance score nationwide does continue to improve, Super 8 President Robert Weller has announced a firm stand with those few properties who fail inspection scores. Quick and decisive action has been, and will be, taken against these properties, including an immediate cut-off from the reservation system. Additionally, a Q.A. Manager has been assigned to analyze and work with borderline properties to improve overall scores even further. Vice President of Marketing Tom McNulty summarized, "By enforcing these standards, it makes our message of cleanliness and consistency more powerful and believable to consumers."



                                 REGIONAL NEWS

       PILOT PROGRAM TESTED IN NORTHWEST
         A new VIP program developed by the Marketing Department at Peninsula Management Northwest has gained recognition and attention at the national level by Super 8 Motels, Inc. The VIP EXPRESS CHECK-IN has drawn so much interest at Super 8 Inc., that they have made offers to assist in defraying some of the expenses incurred in the development of the program's training, signage, and promotion.



     Objectives of the VIP EXPRESS CHECK-IN are-.

* Special identity for VIP members at check-in time
* "Added value" to the VIP membership card
* Sales opportunity for desk staff to potential VIP members

VIP EXPRESS CHECK-IN was implemented at ALL Peninsula Management properties in the Northwest and Alaska in June. Remembering that well over 50% of all guests are VIP card holder, it is anticipated that all guests will benefit this summer from a speedier check-in process for returning VIP's.



   HUMAN RESOURCES DIRECTOR HIRED AT PMNW

         The Peninsula Group and Peninsula Management Northwest are pleased to welcome Joni Hower to the Management team. Ms. Hower comes to PMNW with ten years of experience in the hospitality industry.

         Ms. Hower brings both education and experience to the HR position, holding a Bachelor of Arts in Communication and a Masters of Administration in Organizational Management. Her job experience includes supervisor of Human Resources and Training at a four-star Radisson Hotel in Northern California and consultant to several companies, some of which include the New Jersey Hotel/Motel Association and The Educational Institute.

         Ms. Hower's responsibilities include reviewing and modifying PMNW hiring practices, human resources policies and procedures, and Company job descriptions. She will also be recruiting for General

Manager and Assistant General Manager positions. It is anticipated that Ms. Hower's skills will assist in reducing employee turnover, improve employee communications and reinforce career path objectives.



                          SUPER 8 MOTELS NORTHWEST II

         Overall Super 8 Motels Northwest II has had a good 1996. Total Sales increased about $190,000 or 12% over the same period in 1995. Costs were controlled very well at the properties. The result is that Net Income, after adjusting for renovation completed during the first six months of 1995, rose by about $180,000 in 1996. This is an increase of approximately 45%.

         Bremerton occupancy continues to benefit greatly from a Navy contract that is to run into the fourth quarter. Nineteen ninety-six occupancy is 95.85% versus 64.25% in 1995. The downside is that the average daily rate has decreased by $2.38 from 1995. As a whole, Bremerton's revenues have increased about 43% over 1995, and costs have been well controlled.

         Yakima occupancy continues to drag behind 1995 by approximately ten occupancy points. Average daily rate improved by $2.63 to $47.96 year to date. The increased rate does not offset the occupancy loss, however; and, gross revenues are down by approximately 8%. Again, good control of operating costs helped maintain the net income.

         Portland occupancy continues to be very strong with growth of about four occupancy points over 1995. Increased occupancy coupled with a $1.33 room rate increase for the same period of 1995 has resulted in a rise in total revenues of $54,848, or growth of over 8% compared to 1995. This growth is despite the fact that additional rooms keep being added to the market area.

         You will find enclosed the year-to-date 1996 unaudited financial statements for the partnership, plus occupancy and room rate charts for each property. Your second quarter 1996 distribution check is in the amount of $25.00 per partnership unit. This distribution equals a 10% annualized return on your original investment.

The official partnership meeting was held at the corporate offices of The Peninsula Group on June 12th.

We appreciate the continued interest of those limited partners who were able to attend.

   Thank you for your support of Super 8 Motels Northwest II. If your summer includes travel plans, be sure to call SUPERLINE at 1-800-800-8000 to make your reservations for Super 8 Motels in the United States and Canada.

                          SUPER 8 MOTELS NORTHWEST II

                                 BALANCE SHEET

                             JUNE 30, 1996 AND 1995

                                  (Unaudited)
                                     ASSETS

                                                           1996            1995
                                                        ----------      ----------
CURRENT ASSETS
   Cash                                                 $  479,664      $  470,279
   Accounts receivable                                      87,045          76,094
   Inventory                                                57,853          61,353
   Prepaid expenses                                         26,467          15,116
                                                        ----------      ----------
        TOTAL CURRENT ASSETS                               651,029         622,841

PROPERTY AND EQUIPMENT
   Land                                                    714,301         714,301
   Buildings                                             4,097,106       4,097,106
   Equipment, furniture, and fixtures                    1,241,461       1,240,155
                                                        ----------      ----------
        Subtotal                                         6,052,868       6,051,562
   Less accumulated depreciation                        (2,644,280)     (2,493,903)
                                                        ----------      ----------
        TOTAL PROPERTY AND EQUIPMENT, NET                3,408,588       3,557,660

OTHER ASSETS
   Franchise fees                                           45,000          45,000
   Organization costs                                        6,000           6,000
   Deposits and bank fees                                   26,375          26,375
                                                        ----------      ----------
        Subtotal                                            77,375          77,375
   Less accumulated amortization                           (43,695)        (38,957)
        Subtotal                                            33,680          38,418
        TOTAL OTHER ASSETS                                  33,680          38,418
                                                        ----------      ----------
        TOTAL ASSETS                                    $4,093,297      $4,218,919
                                                        ==========      ==========

                      LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                           1996            1995
                                                        ----------      ----------
CURRENT LIABILITIES
   Accounts payable - trade                             $   74,484      $   69,170
   Accounts payable - Affiliates                            58,548           4,323
   Accrued expenses                                        112,411         119,851
   Current portion of long-term debt                       148,194          87,801
                                                        ----------      ----------
        TOTAL CURRENT LIABILITIES                          393,637         271,145

NONCURRENT LIABILITIES
   Accrued rent under lease agreement                      129,256         110,392
   Long-term debt, net of current
     portion shown above                                 2,423,720       2,479,846
   Accrued property, management fees                       949,539       1,281,396
                                                        ----------      ----------
        TOTAL NONCURRENT LIABILITIES                     3,502,515       3,871,634

PARTNER'S CAPITAL EQUITY
   General partners                                         34,263         (30,448)
   Limited partners                                        162,882         106,588
                                                        ----------      ----------
        TOTAL PARTNER'S CAPITAL
           EQUITY                                          197,145          76,140
                                                        ----------      ----------
        TOTAL LIABILITIES AND
           PARTNERS' CAPITAL EQUITY                     $4,093,297      $4,218,919
                                                        ==========      ==========

                          SUPER 8 MOTELS NORTHWEST II
                              STATEMENT OF INCOME
                FOR THE SIX MONTHS ENDING JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                      1996        1995
                                                  ----------    ----------
SALES
   Rooms                                          $1,772,066    $1,602,794
   Other                                              56,234        35,743
                                                  ----------    ----------
        TOTAL SALES                                1,828,300     1,638,537

DIRECT OPERATING EXPENSES
   Payroll and related expenses                      326,614       332,565
   Supplies and maintenance                           79,382       216,430
   Utilities                                          96,667        88,232
   Other                                              17,713        16,196
                                                  ----------    ----------
        TOTAL DIRECT OPERATING EXPENSES              520,376       653,423


INDIRECT OPERATING EXPENSES
   Advertising and promotion                          36,627        65,644
   Bank and credit card charges                       20,901        22,097
   Insurance                                          18,850        20,973
   Property and business taxes                        78,214        77,572
   Other                                               6,205         9,639
                                                  ----------    ----------
        TOTAL INDIRECT OPERATING EXPENSES            160,797       195,925


ADMINISTRATIVE AND GENERAL EXPENSES
   Administrative service fees                       102,820        77,793
   Franchise fees                                     70,530        65,334
   Management fees                                    91,176        82,348
   Professional services                              14,998        15,271
   Other                                               8,548        14,815
                                                  ----------    ----------
        TOTAL ADMINISTRATIVE AND GENERAL EXPENSES    288,072       255,561

FIXED CHARGES
   Amortization                                        2,319         2,419
   Depreciation                                       85,314        87,459
   Interest                                          122,803       122,451
   Lease payments                                     70,086        67,406
   Deferred land lease                                 8,218         9,125
                                                  ----------    ----------
        TOTAL FIXED CHARGES                          288,740       288,860
                                                  ----------    ----------
INCOME FROM OPERATIONS                               570,314       244,768

OTHER INCOME
   Gain (Loss) on sale of equipment                        0         1,521
   Interest income                                     2,437         7,027
                                                  ----------    ----------
        TOTAL OTHER INCOME                             2,437         8,548
                                                  ----------    ----------
NET INCOME (LOSS)                                   $572,751      $253,316
                                                  ==========    ==========

This statement subject to change after audit to be performed by Moss Adams, CPA's.

SUPER 8 MOTELS NORTHWEST II
BALANCE SHEET___________________________________________________________________

                                    ASSETS

                                               DECEMBER 31,
                                        ----------------------------
                                            1995            1994
                                        ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents             $   733,916     $   822,944
  Accounts receivable--trade                 76,718          26,590
  Accounts receivable--affiliates             2,089          20,480
  Inventory                                  57,853          70,902
  Prepaid expenses                           15,000          33,583
                                        -----------     -----------
    Total current assets                    885,576         974,499
                                        -----------     -----------

PROPERTY AND EQUIPMENT, at cost
  Land                                      714,301         714,301
  Buildings                               4,097,107       4,097,106
  Equipment, furniture and fixtures       1,239,937       1,239,937
                                        -----------     -----------

                                          6,051,345       6,051,344
  Less accumulated depreciation          (2,581,127)     (2,406,444)
                                        -----------     -----------
                                          3,470,218       3,644,900
                                        -----------     -----------

OTHER ASSETS
  Franchise fees                             45,000          45,000
  Lease option costs                          6,000           6,000
  Deposits and bank fees                     26,375          23,875
                                        -----------     -----------

                                             77,375          74,875
  Less accumulated amortization             (41,376)        (36,538)
                                        -----------     -----------
        Total other assets                   35,999          38,337
                                        -----------     -----------
                                        $ 4,391,793     $ 4,657,736
                                        ===========     ===========

                                                     SUPER 8 MOTELS NORTHWEST II
__________________________________________________________________ BALANCE SHEET

                       LIABILITIES AND PARTNERS' EQUITY

                                               DECEMBER 31,
                                        ---------------------------
                                            1995            1994
                                        ------------    -----------
CURRENT LIABILITIES
  Accounts payable, trade               $    43,098          25,299
  Accounts payable, affiliates               43,694          76,947
  Accrued expenses                          115,876         106,417
  Current portion of long-term debt         142,000          84,000
                                        -----------     -----------
    Total current liabilities               344,668         292,663
                                        -----------     -----------

NONCURRENT LIABILITIES
  Long-term debt, net of current
    portion shown above                   2,499,820       2,524,151
  Accrued rent under lease agreements       121,038         102,787
                                        -----------     -----------
                                          2,620,858       2,626,938
                                        -----------     -----------

ACCRUED PROPERTY MANAGEMENT FEES          1,367,160       1,199,048
                                        -----------     -----------

COMMITMENTS

PARTNERS' EQUITY
  General partner deficiency                (30,618)        (25,819)
  Limited partners (authorized and
    outstanding, 4,052 units)                89,725         564,906
                                        -----------     -----------
                                             59,107         539,087
                                        -----------     -----------
                                        $ 4,391,793     $ 4,657,736
                                        ===========     ===========