Form 10-Q
period 1996-09-30
SUPER 8 MOTELS NORTHWEST II
filed 1996-11-14
CIK 701258

                                    FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended: September 30, 1996

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                          91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited September 30, 1996 Financial Statements and the partnership's balance sheet for the year ended December 31, 1995. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                         PERIOD ENDED SEPTEMBER 30,
                                                                         1996               1995
                                                                      -----------        -----------
      CASH FLOWS FROM OPERATING ACTIVITIES
          Revenues and other income received in cash                  $ 2,870,996        $ 2,643,102
          Operating expenses paid in cash                              (2,237,713)        (1,521,065)
          Interest paid                                                  (183,982)          (183,208)
                                                                      -----------        -----------
                      Net cash provided by operating activities           449,301            938,829
                                                                      -----------        -----------

      CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment, net                        (20,550)           (26,740)
                                                                      -----------        -----------
                      Net cash used by investing
                          activities                                      (20,550)           (26,740)
                                                                      -----------        -----------

      CASH FLOWS FROM FINANCING ACTIVITIES
          Principal payments on debt                                     (104,655)           (61,080)
          Distributions to partners                                      (553,889)          (818,586)
                                                                      -----------        -----------
                      Net cash used by financing activities              (658,544)          (879,666)
                                                                      -----------        -----------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         (229,793)            32,423
      CASH AND CASH EQUIVALENTS, beginning of period                      733,916            822,944
                                                                      -----------        -----------

      CASH AND CASH EQUIVALENTS, end of period                        $   504,123        $   855,367
                                                                      ===========        ===========

                                                                                      PERIOD ENDED SEPTEMBER 30,
                                                                                        1996             1995
                                                                                      ---------        ---------
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
          ACTIVITIES
          Net income                                                                  $ 933,669        $ 607,205
                                                                                      ---------        ---------
          Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                              131,449          134,817
             Lease expense - deferred                                                    12,100           13,688
             Loss (gain) on sale of property and equipment                                5,864           (1,521)
             Change in assets and liabilities
                Accounts receivable                                                      (2,324)           6,032
                Inventory                                                                  --             10,678
                Prepaid expenses                                                        (13,931)          13,106
                Deposits and bank fees                                                     --             23,875
                Accounts payable                                                         24,532          (27,357)
                Accrued expenses                                                         26,054           26,608
                Accrued management fees                                                (668,112)         131,698
                                                                                      ---------        ---------
                                                                                       (484,368)         331,624
                                                                                      ---------        ---------

      NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                                      $ 449,301        $ 938,829
                                                                                      =========        =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Third Quarter (9/30/96) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By:__________________________________________
     Gerald L. Whitcomb, General Partner

Dated:   November 14, 1996

VOL. 16 NO. 3/OCTOBER 31, 1996                                THIRD QUARTER 1996



                                     UPDATE
                           SUPER 8 MOTELS NORTHWEST II
                            NATIONAL & REGIONAL NEWS


V.I.P. CLUB HITS 4 MILLION MARK
Super 8's frequent traveler program, the V.I.P. Club, has reached an all-time high of 4 million members. It is now the largest frequent traveler program in the entire economy lodging market. Super 8 Motels President Bob Weller recently reported, "Our V.I.P. Club is one of the strongest marketing tools in the industry. More than 50% of all reservations made through Superline are made with the V.I.P. Card, and club members account for more than 50% of room nights booked through Superline."

Super 8's V.I.P. Club began in 1976 with the intent of building a guest program that offered discounts to the frequent traveler, thus ensuring their return. By 1986, membership increased to just over 200,000. The club reached one million members in 1990, two million in 1992, and 4 million in September of this year.

Peninsula Management Northwest is marking the achievement of this important milestone with a continued emphasis on the importance of V.I.P. guests. Management and front desk training programs currently being utilized significantly highlight V.I.P. sales-and incentive programs reward staff quarterly for their efforts. As a consistent leader nationally, Peninsula Management now receives an even greater percentage of its business from the V.I.P. cardholder than the 53% national figure noted above.


FALL MARKS NATIONAL HOUSEKEEPER AND CUSTOMER SERVICE WEEKS
National Housekeeper Week, September 8-14, was celebrated for the first year within Peninsula properties with special recognition and expressions of appreciation. Each of the 142,000 clean and comfortable guest rooms rented this summer was made so by one of the 260 housekeepers, laundry workers, and housemen working on behalf of Peninsula Management. Also of importance was the ongoing maintenance work accomplished by this same staff during the busy third quarter season.

National Customer Service Week, October 6-12, is being celebrated at Super 8 headquarters with a departmental open house and posters promoting awareness. In the Northwest Region, CUSTOMER SERVICE constituted the primary theme at the individual motel Employee Appreciation Meetings, during which time regular guests were thanked and exceptional guest service providers on staff were honored.


NASCAR SPONSORSHIP HEATS UP
New print advertisements featuring Winston Cup Champion Bill Elliott premiered August 26 in USA Today. In the ad, Elliott commends Super 8 Motels' consistent quality, service and value. "If Super 8 were a race car driver, I'd be looking over my shoulder all the time," Elliott states.

Driver Bill Elliott is a NASCAR legend with 40 career victories to his name. He has been voted Most Popular Driver of the Year by NASCAR fans ten times, most recently in 1995. Tom McNulty, national Marketing Director, in reporting to the Franchise Advisory Board, stated, "With Bill Elliott, we're working with one of NASCAR's premier drivers. He and his car are actively followed by motor sports fans, and we are thrilled to be associated with him."


NATIONAL QUALITY ASSURANCE ANNOUNCES MORE TERMINATIONS
Continuing to take a tough stand on properties with multiple Quality Assurance failures, Super 8 Motels, Inc. has terminated franchises in three more locations. The Quality Assurance Department works diligently to analyze properties with deficiencies, and strives to help owners and managers improve overall scores in order to maintain the outstanding quality and service of the chain.


NORTHWEST DEVELOPMENT AND CONSTRUCTION NOTES
The 78-room Ferndale, Washington, Super 8 Motel opened as scheduled on October
18. A Ribbon Cutting and Grand Open House was well attended that afternoon by city and county officials, business leaders and Chamber of Commerce members from numerous neighboring feeder cities. This property is notable as the first Super 8 to be located north of Seattle on the 1-5 corridor, and, as such, is viewed as a visible link to the important Canadian market.

The construction start in Woodburn, Oregon, mentioned in the second quarter Update, experienced delays this summer due to development fee escalation. After months of fee negotiations, a new schedule begins construction December 1, 1996, and opening is anticipated just in time to benefit from the 1997 summer travel season.

Additional site acquisitions have been made in Oregon. The first of these is located in Redmond, 16 miles north of the existing Bend Super 8 Motel. This development is moving rapidly, with opening slated for May, 1997. The second Oregon site is in Roseburg on a newly constructed 1-5 freeway interchange at the northerly end of the city limits. Both of these properties will feature all the traditional Super 8 Northwest amenities, and will have the capability of handling continental breakfast should future market conditions demand that service.


SUPER 8 MOTELS NORTHWEST II

The partnership ended the third quarter with an increase in sales over the same period 1995. However, the sales growth was not across the board. The increase in sales due to the Navy contract in Bremerton was partially offset by a slow third quarter at Yakima. Portland was running at better than 87% for the same quarter during 1995-thus leaving little room for revenue growth.

In Bremerton, the Navy contract officially ended during the last week in September. While the average daily room rate was down by about $5.00 per rented room, the property rented 2,500 more rooms than in the third quarter of 1995, resulting in increased sales of more than $85,000 for the quarter. This Navy contract was a good one for the property and everyone is working very hard to secure another when the next ship comes in for renovation. In the meantime, occupancy at Bremerton for October remains quite good.

Yakima continued to suffer occupancy declines as experienced throughout the year. This property has been very strong for a long time and we expect it to remain relatively so in the future. Currently however, the tracking agencies report overall decline in occupancy in the area due to a variety of factors. Our decline has been tracked to fewer sports tournaments and special events, as well as additional properties entering the overall market.

Portland remains the strongest property in the partnership. Occupancy for the quarter grew by three percentage points over 1995, with marginal room rate growth. New rooms continue to be added to the area and maintaining market share becomes tougher and tougher, but Portland should finish the year above 1995. For more specifics regarding occupancy and room rates, please refer to the enclosed charts.

The enclosed consolidated unaudited financial statements of the partnership through September30, l996, show an increase in Sales of $240,000, or 9%, for the year compared to 1995. However, Net Income increased by over $326,000, or 54%, over the same period in 1995. About $120,000 of the 1996 increase in Net Income is because there were major expenditures in upgrading and renovating the properties in 1995. The balance of the increase is due to economies of scale which occur when a property runs high occupancies as did Bremerton during the first nine months of the year.

Over the winter there will be significant rehabs done to the properties-starting with electronic locks being installed in all three properties. In addition, a significant number of rooms will be refurbished. As spring arrives, we will be doing some facelifts to the exteriors of the buildings to provide better curb appeal with a more up-to-date look.

Third quarter distribution is in the amount of $25.00 per partnership unit. This equals a 10% per annum return on your original investment.

Year-end tax audits and partnership tax information will be prepared by the certified public accounting firm of Moss Adams. Tax information will be forwarded to you on or before February 28,1997. Please advise us of any change of address information by January 1, 1997, so that we can get this information to you in a timely manner.

Thank you for your continued support of Super 8 Motels Northwest 1. We hope you have a joyous holiday season. If you plan to travel, call 1-800-800-8000 to reserve your room at Super 8 Motels anywhere in the United States and Canada.

                          SUPER 8 MOTELS NORTHWEST II

                                 BALANCE SHEET

                          SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                     ASSETS

                                                     1996                     1995
                                               ----------------         ----------------
CURRENT ASSETS
  Cash                                           $   504,123               $   855,367
  Accounts receivable                                 81,131                    41,038
  Inventory                                           57,853                    60,224
  Prepaid expenses                                    28,931                    20,477
                                                  ----------               -----------
        Total current assets                         672,038                   977,105

PROPERTY AND EQUIPMENT
  Land                                               714,301                   714,301
  Buildings                                        4,097,106                 4,123,482
  Equipment, furniture, and fixtures               1,241,326                 1,240,302
                                                 -----------               -----------
        Subtotal                                   6,052,734                 6,078,085
  Less accumulated depreciation                   (2,695,802)               (2,537,632)
                                                 -----------               -----------
        Total property and equipment, net          3,356,932                 3,540,453
OTHER ASSETS
  Franchise fees                                      45,000                    45,000
  Organization costs                                   6,000                     6,000
  Deposits and bank fees                              26,375                         0
                                                 -----------               -----------
        Subtotal                                      77,375                    51,001
  Less accumulated amortization                      (44,854)                  (40,167)
        Subtotal                                      32,521                    10,834
        Total other assets                            32,521                    10,833
                                                  ----------                ----------
        Total assets                              $4,061,492                $4,528,391
                                                  ==========                ==========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                        $   66,974                 $  56,842
  Accounts payable - Affiliates                       44,350                    18,047
  Accrued expenses                                   141,930                   133,025
  Current portion of long-term debt                  150,948                    90,045
                                                  ----------                 ---------
        Total current liabilities                    404,202                   297,959

NONCURRENT LIABILITIES
  Accrued rent under lease agreement                 133,138                   114,955
  Long-term debt, net of current
    portion shown above                            2,386,217                 2,457,026
  Accrued property management fees                   699,048                 1,330,746
                                                  ----------                ----------
        Total noncurrent liabilities               3,218,403                 3,902,726

PARTNER'S CAPITAL EQUITY
  General partners                                   (60,189)                  (27,933)
  Limited partners                                   499,076                   355,639
                                                  ----------                ----------
        Total partner's capital equity               438,887                   327,706
                                                  ----------                ----------
        Total liabilities and
          partners' capital equity                $4,061,492                $4,528,391
                                                  ==========                ==========

                          SUPER 8 MOTELS NORTHWEST II

                              STATEMENT OF INCOME
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                             1996                1995
                                          ----------         -----------
SALES
  Rooms                                   $2,785,281          $2,566,396
  Other                                       81,752              60,537
                                          ----------          ----------
        Total sales                        2,867,033           2,626,933

DIRECT OPERATING EXPENSES
  Payroll and related expenses               497,099             487,523
  Supplies and maintenance                   129,257             252,557
  Utilities                                  146,918             138,102
  Other                                       27,624              24,626
                                           ---------          ----------
        Total direct operating expenses      800,897             902,808

INDIRECT OPERATING EXPENSES
  Advertising and promotion                   60,040              99,092
  Bank and credit card charges                34,099              36,847
  Insurance                                   27,925              29,906
  Property and business taxes                110,104             113,516
  Other                                       12,140              13,004
                                           ---------          ----------
        Total indirect operating expenses    244,308             292,365

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                155,400             125,347
  Franchise fees                             111,073             102,673
  Management fees                            143,093             131,698
  Professional services                       30,962              22,500
  Other                                       14,085              19,943
                                           ---------          ----------
        Total administrative and
          general expenses                   454,613             402,161

FIXED CHARGES
  Amortization                                 3,478               3,629
  Depreciation                               127,971             131,188
  Interest                                   183,982             183,208
  Lease payments                             106,438             102,339
  Deferred land lease                         12,100              13,688
                                          ----------          ----------
        Total fixed charges                  433,969             434,052
                                          ----------          ----------
INCOME FROM OPERATIONS                       933,247             595,547

OTHER INCOME
  Gain (Loss) on sale of equipment            (5,864)              1,521
  Interest income                              6,287              10,137
                                          ----------          ----------
        Total other income                       422              11,658
                                          ----------          ----------
NET INCOME (LOSS)                         $  933,669          $  607,205
                                          ==========          ==========

This statement subject to change after audit to be performed by Moss Adams, CPA's.

                          SUPER 8 MOTELS NORTHWEST II

                                 BALANCE SHEET


                                     ASSETS

                                                              DECEMBER 31,
                                               -----------------------------------------
                                                     1995                     1994
                                               ----------------         ----------------
CURRENT ASSETS
  Cash and cash equivalents                      $   733,916               $   822,944
  Accounts receivable - trade                         76,718                    26,590
  Accounts receivable - affiliates                     2,089                    20,480
  Inventory                                           57,853                    70,902
  Prepaid expenses                                    15,000                    33,583
                                                 -----------               -----------
        Total current assets                         885,576                   974,499
                                                 -----------               -----------

PROPERTY AND EQUIPMENT, at cost
  Land                                               714,301                   714,301
  Buildings                                        4,097,107                 4,097,106
  Equipment, furniture and fixtures                1,239,937                 1,239,937
                                                 -----------               -----------
                                                   6,051,345                 6,051,344
  Less accumulated depreciation                   (2,581,127)               (2,406,444)
                                                 -----------               -----------
                                                   3,470,218                 3,644,900
                                                 -----------               -----------

OTHER ASSETS
  Franchise fees                                      45,000                    45,000
  Lease option costs                                   6,000                     6,000
  Deposits and bank fees                              26,375                    23,875
                                                 -----------               -----------
                                                      77,375                    74,875
  Less accumulated amortization                      (41,376)                  (36,538)
                                                 -----------               -----------
        Total other assets                            35,999                    38,337
                                                 -----------               -----------
                                                 $ 4,391,793               $ 4,657,736
                                                 ===========               ===========

                    The accompanying notes are an integral
                      part of these financial statements.

                          SUPER 8 MOTELS NORTHWEST II

                                BALANCE SHEET

                       LIABILITIES AND PARTNERS' EQUITY



                                                     DECEMBER 31,
                                            ------------------------------
                                               1995                1994
                                            ----------         -----------
CURRENT LIABILITIES
  Accounts payable, trade                   $   43,098          $   25,299
  Accounts payable, affiliates                  43,694              76,947
  Accrued expenses                             115,876             106,417
  Current portion of long-term debt            142,000              84,000
                                            ----------          ----------
        Total current liabilities              344,668             292,663
                                            ----------          ----------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion
    shown above                              2,499,820           2,524,151
  Accrued rent under lease aggrements          121,038             102,787
                                            ----------          ----------

                                             2,620,858           2,626,938
                                            ----------          ----------

ACCRUED PROPERTY MANAGEMENT FEES             1,367,160           1,199,048
                                            ----------          ----------

COMMITMENTS

PARTNERS' EQUITY
  General partner deficiency                   (30,618)            (25,819)
  Limited partners (authorized and
     outstanding, 4,052 units)                  89,725             564,906
                                            ----------          ----------

                                                59,107             539,087
                                            ----------          ----------

                                            $4,391,793          $4,657,736
                                            ==========          ==========

                    The accompanying notes are an integral
                     part of these financial statements.