Form 10-K405
period 1996-12-31
SUPER 8 MOTELS NORTHWEST II
filed 1997-03-31
CIK 701258

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1996

                         Commission File Number 2-76543

                          SUPER 8 MOTELS NORTHWEST II,
                        A Washington limited partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



WASHINGTON                                                           91-1172558
----------                                                           ----------
(State or other jurisdiction of                                    IRS Employer
incorporation or organization)                            Identification Number

7515 Terminal St. S.W., Tumwater, WA                                      98501
------------------------------------                                      -----
(Address of principal executive office)                              (Zip Code)


      Registrant's telephone number, including area code:   (360) 943-8000

          Securities registered pursuant to section 12 (g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                           Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form I0-K or any amendment to this Form 10-K. (X)

There has been no market for limited partnership units since the initial offering of limited partnership units was completed in 1984, therefore the market value of limited partnership units is unknown.

DOCUMENTS INCORPORATED BY REFERENCE

Partnership's Audited Financial Statements.
Partnership's January, 1997 newsletter to limited partners.


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

The motels provide full or part-time employment for approximately 56 people (Bremerton 14, Portland 21, Union Gap 21).

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

In 1983, the Partnership leased the Union Gap, Washington site located at the intersection of I-82 and Rudkin Road just south of Yakima, Washington. The lease is for a term of 30 years.

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


                                     ITEM 4.
              Submission of matters for a Vote of Security Holders

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

Distributions of cash to the Limited Partners made during 1996 totaled $616,281. This was an decrease of $557,745 from the $1,174,026 cash distribution made to the Limited Partners in 1995.


                                    ITEM 6.
                            Selected Financial Data*


                                       1996            1995           1994            1993            1992
                                       ----            ----           ----            ----            ----
Total Room Sales                     $3,500,148      $3,277,174      $3,236,567      $2,938,505     $2,877,705
Net Income (Loss)*                   $1,006,899        $705,904        $771,673        $368,234       $184,726
Net Income (Loss)* per Unit             $211.22         $172.47         $188.54          $89.99         $45.13
Total Assets**                       $3,986,972      $4,391,793      $4,657,736      $4,492,431     $4,626,608
Long-Term Debt*                      $3,181,870      $3,988,018      $3,825,986      $3,719,527     $3,639,590
Cash Distribution Per Unit              $152.09         $289.74         $187.50         $137.50        $125.00

*In filings prior to the year ended December 31, 1994 with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership did not accrue unpaid property management fees due to the uncertainty of payment. During the year ended December 31, 1994, the partnership changed its method of accounting for such fees and the above information was restated for 1993 and 1992 to account for such fees so that Net Income, Long Term Debt and Net Income Per Unit was revised to accrue the expense when incurred and reflect the associated liability on the balance sheet.

**Net of amortization and depreciation

Detailed financial data is provided in the form of audited financial statements as of December 31, 1996 and 1995 and for each of the three years ended December 31, 1996, 1995, and 1994. These statements show the results of operations, changes in partners' equity, cash flows and additional financial disclosures.



                                    ITEM 7.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity of the Partnership continued to be strong for the year ended December 31, 1996. The current ratio at December 31, 1996, was 1.56:1 and working capital totaled $229,578.

The interest rate on the Partnership's long term debt is tied to a treasury bill index plus 3.5%. The effective rate at December 31, 1996 is 9.38%. The long term interest rate on debt encumbering the Portland property is variable at 1% plus the Lenders Prime Rate. The effective interest rate on this debt at December 31, 1996 is 9.25%.

Interest rate on the long term loan funding the Yakima addition is variable based on the treasury bill index plus 2.5% per annum, but was fixed through December 31, 1996 at 10.25% per annum.

The economic growth occurring throughout the regional economy resulted in stable occupancy at each of the Partnership's three properties.


Balance Sheet data                          1996                1995               1994
                                            ----                ----               ----
Current Assets                              $641,740            $885,576           $974,499
Current Liabilities                         $412,162            $344,668           $292,663
Current Ratio                                 1.56:1              2.57:1             3.32:1

At December 31, 1996, the Bremerton motel had completed its thirteenth full year of operation, Portland and Yakima their twelfth full year of operations.

Comparative operational statistics:

                                              1996               1995                1994               1993
                                              ----               ----                ----               ----
Bremerton
   Occupancy                                     84%                 64%                65%                58%
   Rented rooms                               23,671              18,028             18,304             16,248
   Gross room rate*                           $42.00              $44.22             $42.20             $44.07
Portland
   Occupancy                                     86%                 82%                80%                76%
   Rented rooms                               25,055              23,649             23,376             22,011
   Gross room rate*                           $56.80              $55.66             $53.26             $54.50
Yakima
   Occupancy                                     64%                 72%                78%                73%
   Rented rooms                               22,115              24,860             27,142             25,131
   Gross room rate*                           $48.15              $46.81             $44.94             $47.52
Total
   Occupancy                                     77%                 73%                75%                69%
   Rented rooms                               70,841              66,537             68,822             63,390
   Gross room rate*                           $49.41              $49.25             $47.03             $49.05

* "Gross Room Rate" is defined as total room revenue divided by total rooms sold.

Total 1996 Room sales revenue increased $222,974 to $3,500,148 up from $3,277,174 in 1995. A contract with the U.S. Navy at the Bremerton motel through September 1996, and a more aggressive marketing campaign, contributed to the increase in revenues. These factors played a role in increasing rented rooms to 70,841 in 1996, an increase of 4,304 rented rooms from the previous year figure of 66,537. Gross room rates remained stable at $49.41 per room in 1996 compared to $49.25 in 1995.

Net income in 1996 increased $300,995 to $1,006,899 up from $705,904 in 1995.
The increase was primarily due to the increase in room revenue combined with decreases in direct and indirect operating expenses.

Direct operating expenses in 1996 decreased $53,365 to $1,115,668 down from $1,169,033 in 1995. The decrease was due to a planned maintenance program for the properties which was started in 1995 and continued through 1996. The planned upgrades to the properties should be fully completed in the first quarter of 1997.

As discussed in Item 1, the partnership operates the motels as a franchise of Super 8 Motels, Inc. Nationwide the Super 8 motel chain continues to grow, increasing the name familiarity of the chain.

                                      Number of Super 8 Motels              Increase
                                      ------------------------              --------
     As of December 31,  1996                  1,492                             92
                         1995                  1,400                            180
                         1994                  1,220                            159
                         1993                  1,060                            119
                         1992                    941                             78
                         1991                    863                             78


The Super 8 "Superline" national reservation system and "VIP Club" (approximately 4,300,000 members) continue to be improved.

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

Prior to 1985, the Partnership had been accruing the Motels' property management fees. Even though the obligation to pay those fees exists, the terms of the partnership agreement of the Partnership did not allow them to be paid until such time as the limited partners have received a cumulative annual 10% return on their adjusted capital investment. In previous filings with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership's accounting policy regarding these fees was to expense them when paid (instead of when earned) and to not accrue unpaid property management fees as a liability on the face of the balance sheet.

In 1994, the Partnership changed its accounting policy for property management fees to reflect, on the Partnership's income statement, the expense when the obligation to pay the fee was incurred and to accrue the corresponding liability on the face of the Partnership's balance sheet. Thus, the financial information contained in this report conforms with that reporting position. Previously, incurred but unpaid management fees totaled $1,367,000 on December 31, 1995. Subsequently, the Partnership paid in1996, management fees accrued and unpaid of $668,112. Attention is directed to Note 6 in the "Financial Statements," for a discussion of property management fees. Additionally, see the discussion in Part II, Item 6, "Selected Financial Data" of this report.

                                    ITEM 8.
                  Financial Statements and Supplementary Data

See Independent Auditor's Report and Financial Statements, pages 2 through 13, for financial statements incorporated by reference; and Item 14 for a list of the Financial Statement Schedules filed as a part of this report.


                                    ITEM 9.

              Disagreements on Accounting and Financial Disclosure


None.

                                    PART III

                                    ITEM 10.
               Directors and Executive Officers of the Registrant


The General Partners of the Partnership are The Peninsula Group Incorporated and Gerald L. Whitcomb.

Gerald L. Whitcomb, age 53, was educated at the University of Nebraska with majors in economics and business finance and obtained a JD. in Law. He practiced law in Shelton, Washington from 1969 to 1979. Since 1979, he has been involved in the management of The Peninsula Group, Inc., (formerly known as Super 8 Motels Northwest, Inc.) and its affiliates.

Mr. Whitcomb is the principal organizer and stockholder of The Peninsula
Group Incorporated and its subsidiaries. Mr. Whitcomb is the general partner of Super 8 Motels Northwest I, a limited partnership whose limited partnership units were registered under the Securities Act of 1933. He is also a partner in Super 8 Motel Developers, which is General Partner of Super 8 Motels of Lacey Associates, a General Partner of Super 8 Motels Northwest II, Juneau Motel Associates, Anchorage Motel Associates and Peninsula Motel Associates, all Washington limited partnerships. Mr. Whitcomb is the Managing Partner of Tongass Motel Associates, an Alaska general partnership, Mr. Whitcomb is a partner in Peninsula Properties Partnership, a Washington general partnership.

The Peninsula Group Incorporated is a privately owned Washington corporation. It owns franchise rights for Super 8 Motels in Washington, Oregon and selected sites in Alaska.

The officers and directors of The Peninsula Group Incorporated are as follows:

                                             Age     Office
                                             ---     ------
      Gerald L. Whitcomb                      53     Director, Treasurer and President
      Maryanne Whitcomb                       49     Chairman, Secretary, and Executive Vice
                                                     President
      Lawrence Knudsen                        56     Director and Executive Vice President
      H. Samuel Polack                        56     Executive Vice President
      Mark P. Munson                          40     Executive Vice President
      Cortnae del Valle                       25     Director
      Kelly M. Ervin                          23     Director


Due to a change in management of the Partnership's General Partner's offices where the individual responsible for ensuring that appropriate filings are made with the SEC, some recently required filings on Forms 3, 4 or 5 appear not to have been timely made. The Partnership is working closely with its counsel to promptly rectify any such delinquent filings.

                                    ITEM 11.
                             Executive Compensation


The General Partners received no salary or bonus compensation from the Partnership during fiscal year ended December 31, 1996. See Item 13.


                                    ITEM 12.
         Security Ownership of Certain Beneficial Owners and Management


               Title                        Name                 Percent
     General Partner          Gerald L. Whitcomb                      .1
                              The Peninsula Group, Inc.               .9

     Limited Partners         Various                               99.0
                                                                 -------
                                                                   100.0
                                                                 =======

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


                                    ITEM 13.
                 Certain Relationships and Related Transactions


See the Notes to the partnership's "Financial Statements."

                                    PART IV

                                    ITEM 14.
         Exhibits Financial Statement Schedules, and Report on Form 8-K



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

Exhibits filed herewith.
Financial Statements of the Registrant for the year ended December 31, 1996. Financial Statements and supplemental schedules include:
         Report of Independent Public Accountants
         Balance Sheet
         Statement of Income
         Statement of Changes in Partners' Equity
         Statement of Cash Flows
         Notes to Financial Statements

January, 1997 Partnership newsletter mailed to limited partners.
There were no reports on Form 8-K during 1996.
Financial Data Schedule for the year ended December 31, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Gerald L. Whitcomb
-----------------------------------------
GERALD L. WHITCOMB
General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons below on behalf of the registrant and in the capacities and on the dates indicated.



Gerald L. Whitcomb
-----------------------------------------
GERALD L. WHITCOMB
Director, Treasurer and President
The Peninsula Group Incorporated


Maryanne Whitcomb
-----------------------------------------
MARYANNE WHITCOMB, Chairman
Secretary and Executive Vice President
The Peninsula Group Incorporated


Mark P. Munson
-----------------------------------------
MARK P. MUNSON, Executive Vice President
The Peninsula Group Incorporated


Lawrence P. Knudsen
-----------------------------------------
LAWRENCE P. KNUDSEN, Director and
Executive Vice President
The Peninsula Group Incorporated


H. Samuel Polack
-----------------------------------------
H. SAMUEL POLACK
Executive Vice President
The Peninsula Group Incorporated

                           SUPER 8 MOTELS NORTHWEST II

                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

CONTENTS
------------------------------------------------------------------------------


                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITOR'S REPORT                                               1

FINANCIAL STATEMENTS
   Balance sheet                                                         2-3
   Statement of income                                                     4
   Statement of changes in partners' equity                                5
   Statement of cash flows                                               6-7
   Notes to financial statements                                        8-13

INDEPENDENT AUDITOR'S REPORT



To the General and Limited Partners
Super 8 Motels Northwest II


We have audited the accompanying balance sheets of Super 8 Motels Northwest II as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels Northwest II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




Tacoma, Washington
February 5, 1997

SUPER 8 MOTELS NORTHWEST II
BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                              DECEMBER 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                             $  551,202   $  733,916
  Accounts receivable, trade                                17,457       76,718
  Accounts receivable, affiliates                            3,149        2,089
  Inventory                                                 58,319       57,853
  Prepaid expenses                                          11,613       15,000
                                                        ----------   ----------
    Total current assets                                   641,740      885,576
                                                        ----------   ----------
PROPERTY AND EQUIPMENT, at cost
  Land                                                     714,301      714,301
  Buildings                                              4,097,107    4,097,107
  Equipment, furniture and fixtures                      1,241,326    1,239,937
                                                        ----------   ----------
                                                         6,052,734    6,051,345
  Less accumulated depreciation                         (2,738,663)  (2,581,127)
                                                        ----------   ----------
    Total property and equipment                         3,314,071    3,470,218
                                                        ----------   ----------
OTHER ASSETS
  Loan fees                                                 26,375       26,375
  Franchise fees                                            45,000       45,000
  Lease option costs                                         6,000        6,000
                                                        ----------   ----------
                                                            77,375       77,375
Less accumulated amortization                              (46,214)     (41,376)
                                                        ----------   ----------
    Total other assets                                      31,161       35,999
                                                        ----------   ----------
                                                        $3,986,972   $4,391,793
                                                        ==========   ==========

2     The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                     SUPER 8 MOTELS NORTHWEST II
                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                        LIABILITIES AND PARTNERS' EQUITY

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
CURRENT LIABILITIES
  Accounts payable, trade                             $   47,021     $   43,098
  Accounts payable, affiliates                            83,663         43,694
  Accrued expenses                                       126,478        115,876
  Current portion of long-term debt                      155,000        142,000
                                                      ----------     ----------
           Total current liabilities                     412,162        344,668
                                                      ----------     ----------

NONCURRENT LIABILITIES
  Long-term debt, net of current portion shown above   2,345,801      2,499,820
  Accrued rent under lease agreements                    137,021        121,038
                                                      ----------     ----------
                                                       2,482,822      2,620,858
                                                      ----------     ----------

ACCRUED PROPERTY MANAGEMENT FEES                         699,048      1,367,160
                                                      ----------     ----------

PARTNERS' EQUITY
  General partners' equity (deficiency)                   63,632        (30,618)
  Limited partners' equity (authorized, issued and
    outstanding 4,052 units)                             329,308         89,725
                                                      ----------     ----------
                                                         392,940         59,107
                                                      ----------     ----------
                                                      $3,986,972     $4,391,793
                                                      ==========     ==========



The accompanying notes are an integral part of these financial statements.     3
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
STATEMENT OF INCOME
-------------------------------------------------------------------------------

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                        1996            1995            1994
                                                     ----------      ----------      ----------
SALES
  Rooms                                              $3,500,148      $3,277,174      $3,236,567
  Other                                                  99,682          85,069          99,146
                                                     ----------      ----------      ----------
                                                      3,599,830       3,362,243       3,335,713
                                                     ----------      ----------      ----------
DIRECT OPERATING EXPENSES
  Payroll and related expenses                          660,323         654,913         648,586
  Supplies and maintenance                              224,116         292,489         242,450
  Utilities                                             195,160         187,831         172,591
  Other                                                  36,069          33,800          36,159
                                                     ----------      ----------      ----------
                                                      1,115,668       1,169,033       1,099,786
                                                     ----------      ----------      ----------
INDIRECT OPERATING EXPENSES
  Taxes (principally property taxes) and fees           147,424         144,931         149,445
  Advertising and promotion                              81,551         125,870         124,255
  Bank and credit card charges                           44,493          47,000          45,686
  Insurance                                              37,721          38,604          48,705
  Other                                                  15,657          23,904          11,193
                                                     ----------      ----------      ----------
                                                        326,846         380,309         379,284
                                                     ----------      ----------      ----------
ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                           191,324         182,277         175,852
  Property management fees                              179,999         168,112         166,786
  Franchise fees                                        139,654         131,938         129,176
  Professional services                                  42,279          36,956          33,035
  Other                                                  26,309          24,693          20,521
                                                     ----------      ----------      ----------
                                                        579,565         543,976         525,370
                                                     ----------      ----------      ----------
FIXED CHARGES
  Interest expense                                      244,594         246,505         222,255
  Depreciation                                          170,833         174,683         187,263
  Lease expense - current                               143,153         137,591         133,590
  Lease expense - deferred                               15,983          18,251          20,030
  Amortization                                            4,838           4,838           4,837
                                                     ----------      ----------      ----------
                                                        579,401         581,868         567,975
                                                     ----------      ----------      ----------

INCOME FROM OPERATIONS                                  998,350         687,057         763,298

OTHER INCOME                                              8,549          18,847           8,375
                                                     ----------      ----------      ----------

NET INCOME                                           $1,006,899      $  705,904      $  771,673
                                                     ==========      ==========      ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                   $   211.22      $   172.47      $   188.54
                                                     ----------      ----------      ----------




4    The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                                                   SUPER 8 MOTELS NORTHWEST II
                                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                           General     Limited
                                          Partners     Partners        Total
                                          --------    -----------   -----------
BALANCE, December 31, 1993 as restated    $(25,861)   $   560,699   $   534,838
  Distributions paid                        (7,674)      (759,750)     (767,424)
  Net income                                 7,716        763,957       771,673
                                          --------    -----------   -----------
BALANCE, December 31, 1994                 (25,819)       564,906       539,087
  Distributions paid                       (11,858)    (1,174,026)   (1,185,884)
  Net income                                 7,059        698,845       705,904
                                          --------    -----------   -----------
BALANCE, December 31, 1995                 (30,618)        89,725        59,107
  Distributions paid                       (56,785)      (616,281)     (673,066)
  Net income                               151,035        855,864     1,006,899
                                          --------    -----------   -----------
BALANCE, December 31, 1996                $ 63,632    $   329,308   $   392,940
                                          ========    ===========   ===========



The accompanying notes are an integral part of these financial statements.     5
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                 YEAR ENDED
                                                DECEMBER 31,
                                --------------------------------------------
                                    1996            1995           1994
                                ------------    -----------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Revenues and other income
    received in cash            $ 3,666,580     $ 3,349,353     $ 3,325,707
  Operating expenses paid
    in cash                      (2,770,299)     (2,039,115)     (1,902,453)
  Interest paid                    (244,360)       (244,550)       (222,255)
                                -----------     -----------     -----------
    Net cash provided by
      operating activities          651,921       1,065,688       1,200,999
                                -----------     -----------     -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchases of property
    and equipment                   (23,550)             --          (9,214)
  Proceeds from sale of
    asset                             3,000              --              --
                                -----------     -----------     -----------
    Net cash used in
      investing activities          (20,500)             --          (9,214)
                                -----------     -----------     -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from loan                     --         129,580              --
  Principal payments on
    long-term debt                 (141,019)        (95,912)        (85,357)
  Payment of loan fees                   --          (2,500)             --
  Distributions to:
    Limited partners               (616,281)     (1,174,026)       (759,750)
    General partners                (56,785)        (11,858)         (7,674)
                                -----------     -----------     -----------
    Net cash used in
      financing activities         (814,085)     (1,154,716)       (852,781)
                                -----------     -----------     -----------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS        (182,714)        (89,028)        339,004

CASH AND CASH EQUIVALENTS,
  beginning of year                 733,916         822,944         483,940
                                -----------     -----------     -----------
CASH AND CASH EQUIVALENTS,
  end of year                   $   551,202     $   733,916     $   822,944
                                ===========     ===========     ===========

6    The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                   SUPER 8 MOTELS NORTHWEST II
                                                       STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                         -------------------------------------
                                            1996          1995         1994
                                         ----------    ----------   ----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES
  Net income                             $1,006,899    $  705,904   $  771,673
                                         ----------    ----------   ----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization           175,671       179,521      192,100
    Lease expense - deferred                 15,983        18,251       20,030
    Loss on sale of asset                     5,864            --           --
    Change in assets and liabilities
      Accounts receivable                    58,201       (31,737)     (18,381)
      Inventory                                (466)       13,049        7,670
      Prepaid expenses                        3,387        18,583        1,273
      Deposits and loan fees                     --            --          251
      Accounts payable                       43,892       (15,454)      47,368
      Accrued expenses                       10,602         9,459       12,229
      Accrued management fees              (668,112)      168,112      166,786
                                         ----------    ----------   ----------
                                           (354,978)      359,784      429,326
                                         ----------    ----------   ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             $  651,921    $1,065,688   $1,200,999
                                         ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.     7
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

NOTE 1 - PARTNERSHIP OPERATIONS

      Super 8 Motels Northwest II is a Washington limited partnership. The partnership owns and operates three motels: one in Bremerton, Washington; one in Portland, Oregon; and one in Yakima, Washington.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH EQUIVALENTS - Cash equivalents are investments with maturity at date of purchase of three months or less.

      INVENTORY - Inventory consists of various operating supplies which have been valued at cost.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives as follows:

                                                      Years
                                                   -------------

                Buildings                           7, 15, and 30
                Equipment, furniture and fixtures      5 and 7

      LOAN FEES - Loan fees incurred in connection with financing for the Yakima property are amortized over the term of the loan of 10 years.

      FRANCHISE FEES AND LEASE OPTION COSTS - The initial franchise fees and lease option costs are stated at cost; amortization of these amounts is being provided using the straight-line method over 20 and 30 years, respectively.

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

      INCOME PER LIMITED PARTNERSHIP UNIT - Net income per limited partnership unit is computed by dividing the limited partners' share of net income by the limited partners' units outstanding for each year.

      CONCENTRATION OF CREDIT RISK - The partnership has bank deposits in excess of federal

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------
NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      deposit insurance limits. The partnership's management does not anticipate any adverse effect on its financial position resulting from the credit risk.


      USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE  3 - DISTRIBUTIONS AND ALLOCATIONS OF PROFITS AND LOSSES

      DISTRIBUTIONS - Under the partnership agreement, on a quarterly basis, the managing general partner determines the amount, if any, of cash available for distribution and distributes cash as follows:

      - 1% to the general partners and 99% to the limited partners until the limited partners have received a cumulative pretax return on their adjusted capital investment equal to 10% per year through the end of the partnership year for which the distribution is being made, then

      - Any remaining cash will be distributed 15% to the general partners and 85% to the limited partners.

      Distributions paid to the limited partners in 1995 aggregated $1,174,026, which equaled a per-unit amount necessary to pay to the limited partners a 10% cumulative return on their investment from the final closing of the offering of units on May 5, 1984. Subsequently, the limited partners were paid amounts, which varied by partner, necessary to pay that partner a 10% return on their investment from the date of their investment (or, if later, the initial breaking of the escrow established in connection with the offering on January 12, 1983) until the closing of the offering on May 5, 1985.

      PROFIT AND LOSSES - Profits and losses are allocated 1% to the general partners and 99% to the limited partners until the limited partners have received a cumulative pretax return of 10% per year on their adjusted capital investment; and thereafter, 15% to the general partners and 85% to the limited partners.

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

NOTE 4 - LONG-TERM DEBT

      Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                                       1996           1995
                                                                                    ----------     ----------
     Note payable to bank, collateralized by assignment of land lease and other property; interest rate is variable and is adjusted annually based on a treasury bill index plus 3.5%; payable in variable monthly installments which is currently $18,803 including interest; due August 2009.
        The interest rate at December 31, 1996 is 9.38%.                            $1,708,349     $1,776,274



     Note payable to bank, collateralized by assignment of land lease and other property; interest rate is variable and is adjusted annually based upon a treasury bill index plus 2.5%; payable in monthly installments of
        $8,308, including interest; due February 2001. The interest rate at
        December 31, 1996 is 10.25%.                                                   725,377        748,467


     Line of credit, collateralized by real property; interest rate is variable at 1% plus lender's prime rate, currently payable in monthly installments of $4,167 plus interest, due January 2000.
        The interest rate at December 31, 1996 is 9.25%.                                67,075        117,079
                                                                                    ----------   ------------
                                                                                     2,500,801      2,641,820
    Less current portion                                                               155,000        142,000
                                                                                    ----------   ------------
                                                                                    $2,345,801     $2,499,820
                                                                                    ==========   ============



     Based on the December 31, 1996 interest rates, principal payments required on these notes during each of the next five years and thereafter are as follows:

                         1997                    $   155,000
                         1998                        122,000
                         1999                        121,000
                         2000                        132,000
                         2001                        152,000
                         Thereafter                1,818,801
                                                 -----------

                                                 $ 2,500,801
                                                 ===========

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------



NOTE 5 - INCOME TAXES

      The cost of certain assets and the amount of certain expenses reported for federal income tax purposes are different from the amounts reported under generally accepted accounting principles in the accompanying financial statements. The differences arise primarily from:

      - Depreciating the buildings for financial reporting purposes using the straight-line method over a 30 year life, and for federal income tax purposes using the straight-line method over a 15, 18, or 31.5 year life.

      - Depreciating furniture and equipment for financial reporting purposes using accelerated and straight-line methods over a 5 or 7 year life, and for federal income tax purposes using the accelerated cost recovery method or the modified accelerated cost recovery method over a 5 or 7 year life.

      - Amortizing capitalized interest for federal income tax purposes using a 10 year life and for financial reporting purposes amortizing it over the life of the building.

      - Deducting sales tax incurred prior to 1987 on property and equipment acquisitions as an expense for federal income tax purposes and capitalizing it for financial reporting purposes.

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax reporting purposes:

                                                    1996            1995            1994
                                                 ----------      ----------      ----------
      Net income as shown in the statement of
        income                                   $1,006,899      $  705,904      $  771,673
      Additional depreciation and amortization
        for income tax purposes                     (38,785)        (41,488)        (41,722)
      Accrued (paid) property management fees      (668,112)        168,112         166,786
      Lease expense - deferred                       15,983          18,251          20,030
      Other                                           6,652           7,569              86
                                                 ----------      ----------      ----------
      Net income for federal income tax
        reporting purposes                       $  322,637      $  858,348      $  916,853
                                                 ==========      ==========      ==========


                                                                              11
--------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 6 - RELATED-PARTY TRANSACTIONS

      Transactions between the partnership and the general partners, The Peninsula Group, Inc. (formerly named Super 8 Motels Northwest, Inc.) and Gerald L. Whitcomb and between affiliates of the general partners are as follows:


                                                   1996         1995         1994
                                                   ----         ----         ----
      Purchases of supplies and equipment        $148,935     $266,673     $214,823
      Administrative service fee                 $191,324     $182,277     $175,852
      Property management fees                   $179,999     $168,112     $166,786

      The partnership has a management agreement with an affiliate of the general partners to employ the affiliate for a period of 20 years as manager of the motels owned by the partnership. The agreement provides for payment of a property management fee to the affiliate equal to 5% of the partnership's gross revenues from motel operations in addition to reimbursement of certain out-of-pocket costs incurred by the affiliate in connection with management of the property. The 5% base fees are recorded as property management fees. The reimbursements of out-of-pocket costs are recorded as administrative service fees.

      Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pretax return on their adjusted capital investment of 10% per annum. This 10% return was achieved during 1996. Accordingly, current year management fees of $179,999 and prior years' management fees totaling $668,112 were paid in 1996. The balance of unpaid management fees of $699,048 will be paid only as sufficient operational cash flow is experienced. In 1994 all management fees were accrued with restatement of prior years' information. See Note 9 for further discussion.


NOTE 7 - COMMITMENTS

      FRANCHISE AGREEMENTS - The partnership has purchased franchise rights to provide motel services to the general public using a system commonly known as Super 8 Motels. An initial franchise fee of $15,000 was paid for each motel and the partnership is committed to pay additional fees equal to 4% of gross room revenue for the 20 year term of the respective agreements. In addition, 1% of gross room revenue is remitted to Super 8 Motels for advertising and participation in the national reservation system. This amount is included in advertising and promotion.

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS (CONTINUED)

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

      Minimum lease payments based on current rents are as follows:

                         1997                    $   139,056
                         1998                        141,116
                         1999                        143,280
                         2000                        145,551
                         2001                        147,937
                         Thereafter                2,325,261
                                                 -----------

                                                 $ 3,042,201
                                                 ===========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short-term maturity of those instruments.

      LONG-TERM DEBT - The carrying amounts of the partnership's borrowings under its long-term revolving credit agreement and notes payable approximate fair value.

NOTE 9 - PRIOR-PERIOD ADJUSTMENT

      As discussed in Note 6, management did not previously accrue unpaid property management fees because management then believed that such fees were not probable of payment. In 1994, the partnership adopted the accrual method of accounting for unpaid property management fees. Accordingly, the December 31, 1993, financial statements were restated to record unpaid property management fees totaling $1,032,262.

                          SUPER 8 MOTELS NORTHWEST II
                              FOURTH QUARTER 1996
                         VOL. 16 NO. 4/JANUARY 31, 1997


                                 NATIONAL NEWS

NEW RESERVATION SYSTEM GOES ONLINE

         On December 1, 1996, Superline began operations of its new reservation system featuring enhancements for both front desk agents at individual motels and the reservation agents at Superline. These features will allow Super 8 to provide better service to guests in several ways. The new reservation system will allow Superline to book rooms up to twelve months in advance, provide a more effective room inventory management system for individual properties, and contribute to the addition of individual property pages for each motel through the Super 8 Motel Home Page on the Internet.

         Super 8 President Bob Weller recently thanked all those involved in completing the upgrade process and stated, "For something that was initiated just 18 months ago, we've come a long way in a relatively short period of time."

BEDMAKING CHAMPIONSHIPS

         Every other year Super 8 Motels, Inc. holds an International Bedmaking Competition in which housekeepers from all over the United States and Canada compete for a new car, cash and other great prizes. In previous years the final competition has taken place during the Super 8 Motels International Convention. However, this year Super 8 has decided not to hold an international convention, but did not want to miss a year of the bedmaking competition, so the finals will instead be held at the Mall of America in Bloomington, Minnesota, on May 17, 1997. This is the first time that the finals will be held in a public venue, and it will provide, even more excitement for the contestants and great media exposure for Super 8, with a large public audience sure to attend. This will put Super 8 in the public spotlight and provide public recognition for the outstanding work and enthusiasm of our housekeepers.

         Regional competitions are already underway all across the United States and Canada. Peninsula Management Northwest held its regional competition in late November. Eighteen housekeepers from properties managed by Peninsula Management Northwest have qualified for the next round of competition to be held at the Super 8 Regional Meetings in Spokane, Washington, in March. We wish them all luck.

                                 REGIONAL NEWS

ANNUAL MEETING

         The Peninsula Management Northwest Annual Managers' Meeting was held the first week of December at the corporate office in Tumwater, Washington.
The General Managers and Assistant Managers from each property attended the three-day meeting, which included general sessions with CEO Gerald Whitcomb and COO Sam Polack, as well as working meetings with the Regional Directors, Marketing Director, and Human Resources Director to complete work on the property budgets and organizational planning for 1997.

         The meeting culminated with the annual dinner and awards presentation, which this year was held at the Olympia Golf and Country Club. The award for Manager of the Year went to Tom Zett, General Manager of the Portland Super 8. Jean Gesh, Night Auditor at the Lacey Super 8 Motel was awarded Employee of the Year. The Taul Watanabe Award for Excellence in Service was awarded by Gerald and Maryanne Whitcomb to Larry Knudsen, Executive Vice President of The Peninsula Group.

         Awards for Highest Occupancy, Highest Average Daily Rate, Highest VIP Sales, Highest GOP $, and Highest GOP % were presented to Bremerton, Anchorage, Port Angeles, Sea Tac and Bremerton, respectively. Best Quality Assurance Score went to Corvallis, Oregon. Lowest Turnover %, and Lowest Expenses (as a percentage of total revenue) were awarded to Portland and Bremerton, respectively. And finally, Wilsonville and Klamath Falls tied as the properties with the lowest guest concerns for 1996.

NORTHWEST CONSTRUCTION

         Construction is underway on an 85-room property in Redmond, Oregon. This property is located on Highway 97, 16 miles north of the existing Bend Super 8 Motel and Grand Opening is planned for June 27, 1997.

         On January 27, 1997, The Peninsula Group held the long-awaited ground-breaking for the Woodburn, Oregon, Super 8 Motel. The construction of this property has been repeatedly delayed due to development fee escalation, as discussed in the third quarter Update. However, months of negotiations have produced the desired results and construction is now underway. The grand opening is slated for late summer 1997.

         As stated in the third quarter Update, a site in Roseburg, Oregon, has also been acquired. Located on a new 1-5 interchange at the north end of Roseburg, development of this site is due to begin in summer 1997 and will include not only a 100-room Super 8 Motel, but also restaurants and a gas station/convenience store.

                          SUPER 8 MOTELS NORTHWEST II

OPERATIONS

         During 1996, the three properties owned by the Super 8 Motels Northwest II limited partnership rented 70,841 rooms, for a consolidated occupancy of 76.81 %. This represented an increase of 4.47 occupancy points over 1995. The average daily rate (ADR) of the properties decreased from $49.31 to $49.15 per rented room. This resulted in the partnership completing 1996 operations with total revenue of $3,605,487 as compared to 1995 total revenues of $3,362,243, for an increase in sales of seven percent.

         Comparative occupancy charts and average daily room rate comparisons for the fourth quarter are enclosed, as well as the unaudited year-end financial statements. The enclosed unaudited consolidated financial statements show that Direct Operating Expenses were well controlled, with payroll and related expenses remaining level even though there were increases in occupancy. Lower expenses in Supplies and Maintenance in 1996 are primarily due to the fact that some of the planned upgrades in the properties were only partially completed by year end, and property upgrades will be completed during the first quarter of 1997. Indirect Operating Expenses were also well controlled, while Administrative and General Expenses rose primarily because franchise and management fees are tied to revenues. Overall, with increased sales of $243,244, Net Income increased by $319,000 representing a 45% increase over last year.

         At Bremerton, occupancy and ADR were highly affected by the Navy contract which continued into September. The contract boosted annual occupancy to 84%, while lowering the ADR by $2.20. The result was an increase in revenues of $197,000 or about 25% over 1995. Occupancy for the fourth quarter remained in line with 1995 numbers without the Navy contract. To date there have been no new contracts awarded.

         In Yakima, occupancy dropped from 72% in 1995 to 64% in 1996. Average daily rate climbed $1.29 per rented room. However, the room rate increase could not offset the drop of eight occupancy points, and the net result was a drop in net room sales of about 9%. The good news is that 1996 fourth quarter results were better than the fourth quarter of 1995, reversing the downward trend of the rest of the year.

         Under the leadership of Peninsula Management Northwest's Manager of the Year, Tom Zett, Portland had another very good year. The property ended the year with an average occupancy of almost 86% which, compared to 81 % in 1995, resulted in an approximate increase of 6%. In addition, the average daily rate went from $55.77 to $58.60, for an increase of just under 2%. These increases pushed the net room sales to an all time high of over $1.48 million, an increase of almost 9% over 1995.

         The Certified Public Accounting firm of Moss Adams is currently performing the 1996 year-end audit of the partnership books. The audited financial statement will be sent to you in April with the first quarter 1997 distribution packets.

         Your fourth quarter 1996 distribution is in the amount of $25.00 per partnership unit. This distribution represents a 10% annualized distribution for the quarter and brings total distribution for the year to $100.00 per partnership unit, or 10% per annum.

TAX INFORMATION

         Your 1996 income tax information will be mailed to you no later than February 28, 1997, directly from the CPA firm. Please call the Corporate Office at 360-943-8000 if you do not receive your tax information by March 5. You only need to leave your name, current address, phone number, and partnership interest with the receptionist and she will forward the information to Investor Relations. Please do not call for the information before the above date. The information is mailed directly from the CPA firm and is not available before that date. If you have recently moved, please provide us with your most current address before February 15 to avoid any delay in the receipt of your tax information. Thank you for your patience in this matter.

ANNUAL PARTNERSHIP MEETINGS

         Your attendance is welcomed at the Annual Partnership Meetings. Meeting schedules are as follows:


           Date:             Wednesday, April 16, 1997
           Location:         Portland Super 8 Motel
                             11011 N.E. Holman
                             Portland, Oregon
           Time:             7:00 p.m.
                    - or -
           Date:             Monday, April 14, 1997
           Location:         SeaTac Super 8 Motel
                             3100 South 192nd
                             SeaTac, Washington
           Time:             8:00 p.m.

We appreciate your support of Super 8 Motels Northwest II. If you are planning a spring or summer vacation, call Superline at 1-800-800-8000 to reserve your room at any Super 8 Motel located in Canada and the U.S.