Form 10-Q
period 1997-03-31
SUPER 8 MOTELS NORTHWEST II
filed 1997-05-15
CIK 701258

                                    FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1997

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited March 31, 1997 Financial Statements and the partnership's balance sheet for the year ended December 31, 1996. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                PERIOD ENDED MARCH 31,
                                                                  1997           1996
                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                 $ 688,697       $ 832,009
    Operating expenses paid in cash                             (580,118)       (651,857)
    Interest paid                                                (40,389)        (61,430)
                                                               ---------       ---------
                Net cash provided by operating activities         68,190         118,722
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net                          --            (654)
    Proceeds from disposals of property and equipment                 --              --
                                                               ---------       ---------
                Net cash provided (used) by investing
                    activities                                        --            (654)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on debt                                   (30,624)        (35,086)
    Distributions to partners                                   (119,173)       (315,537)
                                                               ---------       ---------
                Net cash used by financing activities           (149,797)       (350,623)
                                                               ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (81,607)       (232,555)
CASH AND CASH EQUIVALENTS, beginning of period                   551,202         733,916
                                                               =========       =========

CASH AND CASH EQUIVALENTS, end of period                       $ 469,595       $ 501,361
                                                               =========       =========

                                                                                 PERIOD ENDED MARCH 31,
                                                                                  1997            1996
                                                                               ---------       ---------
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
       ACTIVITIES
       Net income                                                              $  76,900       $ 236,577
                                                                               ---------       ---------
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            43,816          43,816
         Lease expense - deferred                                                 (1,994)          4,336
         Change in assets and liabilities
          Accounts receivable                                                      9,658         (10,801)
          Prepaid expenses                                                         7,065          (9,397)
          Accounts payable                                                        (4,946)         20,174
          Accrued expenses                                                       (62,309)          2,129
          Accrued management fees                                                     --        (168,112)
                                                                               ---------       ---------
                                                                                  (8,710)       (117,855)
                                                                               =========       =========

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  68,190       $ 118,722
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

         27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By:
    ------------------------------------
     Gerald L. Whitcomb, General Partner

Dated:   May 7, 1997

                              SUPER 8 NORTHWEST II
                                  BALANCE SHEET
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                     ASSETS


                                                                   1997               1996
                                                                 -----------       -----------
CURRENT ASSETS
     Cash                                                        $   469,595       $   501,361
     Accounts receivable                                              10,948            89,608
     Inventory                                                        58,319            57,853
     Prepaid expenses                                                  4,548            24,398
                                                                 -----------       -----------
                TOTAL CURRENT ASSETS                                 543,410           673,220

PROPERTY AND EQUIPMENT
     Land                                                            714,301           714,301
     Buildings                                                     4,097,106         4,097,106
     Equipment, furniture and fixtures                             1,241,326         1,240,594
                                                                 -----------       -----------
                Subtotal                                           6,052,733         6,052,001
     Less accumulated depreciation                                (2,781,320)       (2,623,784)
                                                                 -----------       -----------
                TOTAL PROPERTY AND EQUIPMENT, NET                  3,271,413         3,428,217

OTHER ASSETS
     Franchise fees                                                   45,000            45,000
     Organization costs                                                6,000             6,000
     Deposits and bank fees                                           26,375            26,375
                                                                 -----------       -----------
                Subtotal                                              77,375            77,375
     Less accumulated amortization                                   (47,372)          (42,536)
                                                                 -----------       -----------
                Subtotal                                              30,003            34,839
                TOTAL OTHER ASSETS                                    30,003            34,839

                TOTAL ASSETS                                     $ 3,844,826       $ 4,136,276
                                                                 ===========       ===========

                   LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                                    1997              1996
                                                                 -----------       -----------
CURRENT LIABILITIES
     Accounts payable - trade                                    $    87,296       $    72,876
     Accounts payable - affiliates                                    38,443            34,090
     Accrued expenses                                                 64,169           118,006
     Current portion of long-term debt                               168,865           144,880
                                                                 -----------       -----------
                TOTAL CURRENT LIABILITIES                            358,773           369,852

NONCURRENT LIABILITIES
     Accrued rent under lease agreement                              135,027           125,374
     Long-term debt, net of current portion shown above            2,301,311         2,461,854
     Accrued property management fees                                699,048         1,199,048
                                                                 -----------       -----------
                TOTAL NONCURRENT LIABILITIES                       3,135,386         3,786,276

PARTNER'S CAPITAL EQUITY
     General partner                                                  57,293           (31,408)
     Limited partners                                                293,374            11,555
                                                                 -----------       -----------
                TOTAL PARTNER'S CAPITAL EQUITY                       350,667           (19,852)
                                                                 -----------       -----------
                                                                 $ 3,844,826       $ 4,316,276
                                                                 ===========       ===========

                              SUPER 8 NORTHWEST II
                              STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDING MARCH 31, 1997 AND 1996
                                  (Unaudited)



                                                        1997          1996
                                                      --------     ---------
SALES
    Rooms                                             $655,657      $813,882
    Other                                               20,378        24,736
                                                      --------      --------
          Total sales                                  676,035       838,618

DIRECT OPERATING EXPENSES
     Payroll and related expenses                      151,959       156,787
     Supplies and maintenance                           67,342        35,682
     Utilities                                          48,715        51,798
     Other                                               6,321         9,036
                                                      --------      --------
          Total direct operating expenses              274,337       253,303

INDIRECT OPERATING EXPENSES
     Advertising and promotion                          20,403        17,928
     Bank and credit card charges                        8,596         9,565
     Insurance                                           9,413         9,296
     Property and business taxes                        35,122        37,638
     Other                                               3,261         2,973
                                                      --------      --------
          Total indirect operating expenses             76,795        77,400

ADMINISTRATIVE AND GENERAL EXPENSES
     Administrative service fees                        50,986        47,456
     Franchise fees                                     26,226        32,447
     Management fees                                    33,801        41,909
     Professional services                               4,408         6,350
     Other                                               4,954         3,005
                                                      --------      --------
                Total administrative and general
                  expenses                             120,375       131,167

FIXED CHARGES
     Amortization                                        1,159         1,159
     Depreciation                                       42,657        42,657
     Interest                                           46,579        61,430
     Lease expense                                      36,352        34,781
     Deferred land lease                                 3,882         4,336
                                                      --------      --------
                Total fixed charges                    130,629       144,363

INCOME FROM OPERATIONS                                  73,899       232,385

OTHER INCOME
     Gain (loss) on sale of equipment                        0             0
     Interest income                                     3,004         4,192
                                                      --------      --------
                Total other income                       3,004         4,192
                                                      --------      --------
NET INCOME (LOSS)                                     $ 76,903      $236,577
                                                      ========      ========



          This statement subject to change after audit to be performed by Moss Adams, CPA's.

VOL. 17 NO. 1 /APRIL 30, 1997                                FIRST QUARTER 1997


                                     UPDATE
                           SUPER 8 MOTELS NORTHWEST II

                                  NATIONAL NEWS

DOMINANCE IN ECONOMY LODGING CONTINUES IN '97

The first quarter of 1997 was one of continuing strength throughout the nation. As the fastest-growing motel chain in North America, Super 8 now has over 1,500 motels operating in 48 states and 6 Canadian provinces. The additional 260 properties currently under construction will provide for even greater dominance by Fall.

D.K. Shiffiet, the leading consumer research firm in the hospitality industry, recently confirmed that Super 8 leads all other brands in the economy segment both in system growth rate and in the number of reservations secured through the toll-free reservation system. Rooms reserved through Superline stand at a record-breaking 43%.

Completing the picture is a look at the VIP Club, clearly an industry stand-out in customer-retention programs. The Club now boasts over 4.4 million members, accounting for 51% of Super 8 reservations in 1996.

SUPER 8 UPHOLDS QUALITY

Following its commitment made one year ago, Super 8 has continued to be vigilant in quality assurance by terminating 14 motels in 1996, while still maintaining dynamic growth. "Super 8 will not tolerate motels that jeopardize the quality image of the system. With quarterly inspections at motels, Super 8 continues to have the most consistent quality image among large chains in America," said Super 8 President Bob Weller.

On a positive note, there were several cases where reinstatement of terminated properties was granted based upon extensive renovations and upgrades reviewed and approved by Super 8. The owners of these reinstated motels recognized Super 8's competitive advantage and decided to comply with Super 8's quality standards in order to remain in the system. Super 8 will continue to be vigilant with its quality assurance policies.

NATIONAL ADVERTISING AND PROMOTIONS FOR 1997

Super 8 Motels will continue its NASCAR sponsorship with Bill Elliott Motorsports in 1997. Advertising space has been acquired on the TV panel located on the rear of Elliott's Winston Cup car #94. Other sponsors on the car include Ford Thunderbird and McDonald's restaurants.

In order to increase television exposure, Super 8 will air its commercials on the highly-viewed NBA playoff games this Spring. A total of 18 games is slotted to reach the 70% male market.

A thirteen-week schedule from April to June has been set on "Imus in the Morning," a national radio program that airs during morning drive-time in 72 markets. Don Imus, the hottest radio personality in America today, covers politics, current events, and celebrity interviews. Imus will do a live read of five 30-second spots per week.

NEW SUPER 8 OPENINGS OF INTEREST

**San Diego at Sea World **Tucson, Arizona/Downtown and West
**Baton Rouge, Louisiana **Daytona Beach, Florida **Pittsburgh, Pennsylvania **Memphis, Tennessee **Austin, Texas


                                  REGIONAL NEWS

On April 7, key members of Peninsula Management Northwest traveled to REDMOND, OREGON, for a Redmond Chamber of Commerce "Business After Hours" function, held at the construction site of the newest Northwest Super 8 Motel. In addition to an excellent turnout of Chamber members, Peninsula was joined by the Redmond Mayor, Rotary President, and representatives of numerous area developers. Tours of the facility were offered, and PMNW sales/marketing staff enlightened attendees as to the amenities of the new Super 8.

This 85-room property features an elevator, central corridor, indoor pool and spa, guest laundry facilities, electronic door locks, and a meeting room that seats approximately 30 people. Adjacent to the property is a family-style restaurant, which will complement the Super 8 operation well. Look for this motel to open on June 27 for a brisk Summer season.

Construction continues on a new 81 -room Super 8 Motel, which will be located just off the I-5 corridor in WOODBURN, OREGON. The property will feature all the amenities mentioned above, including a complementary continental breakfast, indoor pool and spa, and a handicapped-accessible suite. A Fall opening date will be announced in the next edition of the Update.


                           SUPER 8 MOTELS NORTHWEST II

Primarily due to the termination of the large Navy contract at the Bremerton Super 8 Motel, first quarter Total Sales for Super 8 Motels Northwest II declined by $165,582, when compared to the same time period in l996. Overall, costs were controlled very well at the properties, resulting in a net income of $76,900.

Bremerton occupancy has now returned to more customary winter occupancy, ending the first quarter at 46%, while average daily rate has increased $2.37 over 1996. Yakima occupancy continues to be somewhat slow. Occupancy is down from 1996 by about 3 percentage points, but still ended the quarter at 54%. In an effort to build occupancy, room rate increases were not implemented in Yakima with the result being a slightly reduced average daily rate. Occupancy at Portland, though down from the very high 1996 levels, remained at over 76%, while room rate rose just under a dollar. This property continues to do well despite the fact that additional rooms keep being added to the area.

First quarter distribution is in the amount of $25.00 per partnership unit. This represents a 10% annualized return on your original partnership investment.

Enclosed you will find occupancy and room rate charts, first quarter unaudited financial statements, and a copy of the December 31,1996 year-end audited financial statements as prepared by the CPA firm of Moss Adams.

The partnership informational Meeting was held at SeaTac on April 14th and at Portland on April 16th. Partner attendance was very good and we appreciate the interest. One of the comments at the meeting was that once again there had been offers made by various liquidity funds to purchase units at far below the original unit cost of $1,000. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the partnership office so that you may be assisted in receiving a fair value for your units.

The official Business Meeting for Super 8 Motels Northwest II will be held on Thursday, June 12, 1997, at 11:30 a.m. at the Corporate Office of The Peninsula Group located at 7515 Terminal Street S.W., Tumwater, Washington.

Thank you for your continuing support and remember: If your summer plans include travel, CALL SUPERLI NE AT 1-800-800-8000 TO RESERVE YOUR ROOM AT ANY SUPER 8 LOCATED IN THE UNITED STATES AND CANADA.


--------------------------------------------------------------------------------

The Official Publication of
THE PENINSULA GROUP, INC.
7515 Terminal St. SW, Tumwater, WA 98501 / (360) 943-8000

Owners and operators of America's finest economy lodging serving 23 convenient Northwest locations: ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan OREGON:
Ashland - Bend - Corvallis - Grants Pass - Klamath Falls Portland International Airport - *Redmond - *Roseburg - Salem - Wilsonville - *Woodburn WASHINGTON:
Bremerton - Ellensburg - Federal Way Ferndale - Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles - Sea-Tac International Airport - Walla Walla - Yakima

*Coming soon

                           SUPER 8 MOTELS NORTHWEST II
                                  BALANCE SHEET

                                     ASSETS

                                                     DECEMBER 31,
                                            -----------------------------
                                                1996              1995
                                            -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents              $   551,202       $   733,916
     Accounts receivable, trade                  17,457            76,718
     Accounts receivable, affiliates              3,149             2,089
     Inventory                                   58,319            57,853
     Prepaid expenses                            11,613            15,000

                Total current assets            641,740           885,576
                                            -----------       -----------
PROPERTY AND EQUIPMENT, at cost
     Land                                       714,301           714,301
     Buildings                                4,097,107         4,097,107
     Equipment, furniture and fixtures        1,241,326         1,239,937
                                            -----------       -----------
                                              6,052,734         6,051,345
     Less accumulated depreciation           (2,738,663)       (2,581,127)

               Total property and equipment   3,314,071         3,470,218
                                            -----------       -----------
OTHER ASSETS
     Loan fees                                   26,375            26,375
     Franchise fees                              45,000            45,000
     Lease option costs                           6,000             6,000
                                            -----------       -----------
                                                 77,375            77,375
     Less accumulated amortization              (46,214)          (41,376)
                                            -----------       -----------
                Total other assets               31,161            35,999
                                            -----------       -----------
                                            $ 3,986,972       $ 4,391,793
                                            ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY


                                                                    DECEMBER 31,
                                                             ----------------------------
                                                                 1996             1995
                                                             -----------      -----------
CURRENT LIABILITIES
     Accounts payable, trade                                 $    47,021      $    43,098
     Accounts payable, affiliates                                 83,663           43,694
     Accrued expenses                                            126,478          115,876
     Current portion of long-term debt                           155,000          142,000
                                                             -----------      -----------
               Total current liabilities                         412,162          344,668
                                                             -----------      -----------
NONCURRENT LIABILITIES
     Long-term debt, net of current portion shown above        2,345,801        2,499,820
     Accrued rent under lease agreements                         137,021          121,038
                                                             -----------      -----------
                                                               2,482,822        2,620,858
                                                             -----------      -----------
ACCRUED PROPERTY MANAGEMENT FEES                                 699,048        1,367,160
                                                             -----------      -----------
PARTNERS' EQUITY
     General partners' equity (deficiency)                        63,632          (30,618)
     Limited partners' equity (authorized, issued and
         outstanding 4,052 units)                                329,308           89,725
                                                             -----------      -----------
                                                                 392,940           59,107
                                                             -----------      -----------
                                                             $ 3,986,972      $ 4,391,793
                                                             ===========      ===========