Form 10-Q
period 1997-06-30
SUPER 8 MOTELS NORTHWEST II
filed 1997-08-13
CIK 701258

                                    FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended: June 30, 1997

Commission File Number: 2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                            91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited June 30, 1997 Financial Statements and the partnership's balance sheet for the year ended December 31, 1996. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                                      PERIOD ENDED JUNE 30,
                                                                                    1997                 1996
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Revenues and other income received in cash                                   $ 1,569,726         $ 1,822,139
    Operating expenses paid in cash                                               (1,330,711)         (1,425,644)
    Interest paid                                                                   (119,454)           (122,803)
                                                                                 -----------         -----------
                Net cash provided by operating activities                            119,561             273,692
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net                                            (934)            (23,325)
                                                                                 -----------         -----------
                Net cash used in investing
                    activities                                                          (934)            (23,325)
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on debt                                                       (75,627)            (69,906)
    Distributions to partners                                                       (238,353)           (434,713)
                                                                                 -----------         -----------
                Net cash used in financing activities                               (313,980)           (504,619)
                                                                                 -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (195,353)           (254,252)
CASH AND CASH EQUIVALENTS, beginning of period                                       551,202             733,916
                                                                                 ===========         ===========

CASH AND CASH EQUIVALENTS, end of period                                         $   355,849         $   479,664
                                                                                 ===========         ===========

                                                                                      PERIOD ENDED JUNE 30,
                                                                                    1997                 1996
                                                                                 -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES
    Net income                                                                   $   292,991         $   572,751
                                                                                 -----------         -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  87,683              87,633
       Lease expense - deferred                                                        1,888               8,219
       Change in assets and liabilities
          Accounts receivable                                                          3,806              (8,598)
          Prepaid expenses                                                             6,252             (11,467)
          Accounts payable                                                            (5,683)             46,240
          Accrued expenses                                                           (42,376)             (3,465)
          Accrued management fees                                                   (225,000)           (417,621)
                                                                                 -----------         -----------
                                                                                    (173,430)           (299,059)
                                                                                 ===========         ===========

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $   119,561         $   273,692
                                                                                 ===========         ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (6/30/97) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By: ---------------------------------------
    Gerald L. Whitcomb, General Partner


Dated:   August 8, 1997

                          SUPER 8 MOTELS NORTHWEST II

                                 BALANCE SHEET

                             JUNE 30, 1997 AND 1996

                                  (Unaudited)

                                     ASSETS

                                                       1997            1996
                                                    ----------      ----------
CURRENT ASSETS
  Cash                                             $   355,849     $   479,664
  Accounts Receivable                                   16,800          87,045
  Inventory                                             58,319          57,853
  Prepaid expenses                                       5,361          26,467
                                                   -----------     -----------
      TOTAL CURRENT ASSETS                             436,329         651,029

PROPERTY AND EQUIPMENT
  Land                                                 714,301         714,301
  Buildings                                          4,097,106       4,097,106
  Equipment, furniture, and fixtures                 1,242,261       1,241,461
                                                   -----------     -----------
       Subtotal                                      6,053,668       6,052,868
  Less accumulated depreciation                     (2,823,927)     (2,644,280)
                                                   -----------     -----------
      TOTAL PROPERTY AND EQUIPMENT, NET              3,229,741       3,408,588

OTHER ASSETS
  Franchise fees                                        45,000          45,000
  Organization costs                                     6,000           6,000
  Deposits and bank fees                                26,375          26,375
                                                   -----------     -----------
      Subtotal                                          77,375          77,375
  Less accumulated amortization                        (48,632)        (42,695)

      Subtotal                                          28,743          33,680

      TOTAL OTHER ASSETS                                28,743          33,680
                                                   -----------     -----------
      TOTAL ASSETS                                 $ 3,694,813     $ 4,093,297
                                                   ===========     ===========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                       1997            1996
                                                    ----------      ----------
CURRENT LIABILITIES
  Accounts payable - trade                          $   79,884      $   74,484
  Accounts payable - Affiliates                         45,117          58,548
  Accrued expenses                                      84,102         112,411
  Current portion of long-term debt                    180,393         148,194
                                                   -----------     -----------
      TOTAL CURRENT LIABILITIES                        389,496         393,637

NONCURRENT LIABILITIES
  Accrued rent under lease agreement                   138,909         129,256
  Long-term debt, net of current
    portion shown above                              2,244,782       2,423,720
  Accrued property management fees                     474,048         949,539
                                                   -----------     -----------
      TOTAL NONCURRENT LIABILITIES                   2,857,739       3,502,515

PARTNER'S CAPITAL EQUITY
  General partners                                      71,828          34,263
  Limited partners                                     375,750         162,882
                                                   -----------     -----------
      TOTAL PARTNER'S CAPITAL EQUITY                   447,578         197,415
                                                   -----------     -----------
      TOTAL LIABILITIES AND PARTNER'S
        CAPITAL EQUITY                             $ 3,694,813     $ 4,093,297
                                                   ===========     ===========

                          SUPER 8 MOTELS NORTHWEST II

                              STATEMENT OF INCOME

                FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND 1996

                                  (Unaudited)

                                                       1997            1996
                                                    ----------      ----------
SALES
  Rooms                                             $1,510,640      $1,772,066
  Other                                                 51,071          56,234
                                                    ----------      ----------
      TOTAL SALES                                    1,561,711       1,828,300

DIRECT OPERATING EXPENSES
  Payroll and related expenses                         327,442         326,615
  Supplies and maintenance                             109,935          79,382
  Utilities                                             94,958          96,667
  Other                                                 14,623          17,713
                                                    ----------      ----------
      TOTAL DIRECT OPERATING EXPENSES                  546,958         520,377

INDIRECT OPERATING EXPENSES
  Advertising and promotion                             42,231          36,627
  Bank and credit card charges                          21,059          20,901
  Insurance                                             19,117          18,850
  Property and business taxes                           71,486          78,214
  Other                                                  6,494           6,205
                                                    ----------      ----------
      TOTAL INDIRECT OPERATING EXPENSES                160,387         160,797

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                          107,530         102,820
  Franchise fees                                        60,426          70,530
  Management fees                                       78,086          91,176
  Professional services                                 16,343          14,998
  Other                                                 15,720           8,548
                                                   -----------     -----------
      TOTAL ADMINISTRATIVE AND
        GENERAL EXPENSES                               278,105         288,072

FIXED CHARGES
  Amortization                                           2,419           2,319
  Depreciation                                          85,264          85,314
  Interest                                             119,160         122,803
  Lease payments                                        72,871          70,086
  Deferred land lease                                    7,765           8,218
                                                    ----------      ----------
      TOTAL FIXED CHARGES                              287,479         288,740
                                                    ----------      ----------
INCOME FROM OPERATIONS                                 288,782         570,314

OTHER INCOME
  Gain (Loss) on sale of equipment                           0               0
  Interest income                                        4,209           2,437
                                                    ----------      ----------
      TOTAL OTHER INCOME                                 4,209           2,437
                                                    ----------      ----------
NET INCOME (LOSS)                                   $  292,991      $  572,751
                                                    ==========      ==========

                       SUPER 8 MOTELS NORTHWEST II UPDATE

VOL. 17 NO. 2/JUNE 30, 1997                                  SECOND QUARTER 1997


                                  NATIONAL NEWS

                       SUPER 8 ROOMS NEARING 100,000 MARK

Super 8 Motels President, Robert Weller, reminds us in the May issue of the Super 8 newsletter StrEIGHTTalk that the chain continues to expand its services nationwide in 1997. Currently, a new Super 8 Motel opens every 2.5 days, a new franchise is sold every working day, and a guest joins the VIP Club every minute!

Another benchmark will be reached this summer when the 101 motels now under construction open their doors, bringing the number of guest rooms to over 100,000. This exposure of product, in combination with the VIP Club membership rapidly approaching the five million mark, will assure Super8's position as the finest franchise lodging chain in the industry.

Investors should note, further, that Super 8 continues to keep pace with design and service developments within the industry--maintaining an edge in the marketplace. Consider the following nationwide statistics:

    -   95% of all Super 8 Motels now offer non-smoking rooms
    -   90% of all Super 8 Motels offer fax machine services
    -   66% of nationwide Super 8s offer a continental breakfast --and--
    -   Over one-third offer meeting rooms, swimming pools, and suites.

Of course, all motels comply with current standards to accommodate the physically disabled guest, and the hearing and/or visually impaired guest. All motels are in the process of converting to the newer security-conscious electronic lock systems, and many newly constructed and renovated properties are offering computer data ports in the guest rooms.

              PENINSULA MANAGEMENT PROPERTIES SWEEP TOP VIP HONORS

During the 1996 National VIP Challenge, over 606,000 guests joined and began receiving the benefits of VIP membership. The 1996 National Awards were presented at the 1997 Regional Meetings by Super 8's Vice President of Marketing, Tom McNulty. Peninsula Management Northwest properties competed in four of the six size categories, and proudly took top honors in three of those four categories:

    - SeaTac Airport Super 8 Motel--First Prize 89-290 Room Category-over 6,000 VIPs
    - Portland Airport Super 8 Motel--First Prize 66-88 Room Category-over 6,200 VIPs
    - Klamath Falls Super 8 Motel--First Prize 57-61 Room Category-over 2,800 VI Ps

The staffs at the SeaTac and Portland Airport properties continue this leadership role in 1997.

Also at the national level, Peninsula Management Northwest was honored with the newly created "Curb Appeal Award" on behalf of the Grants Pass, Oregon, Super 8, for its outstanding exterior appearance.

                                  REGIONAL NEWS

            RESER-V-8 NOW INSTALLED in WASHINGTON, OREGON, AND ALASKA

One of the immediate results of PMNW's President H. Samuel Polack's newly formed five-member President's Advisory Council, was the development of the innovative "Reserv-8 Now" system. This intracompany reservation concept was referred by Polack's P.A.C. to the Marketing and Training Departments for co-design and implementation. After being carefully tested at the Managers Training School location in Lacey, Washington, the program was adjusted, then installed at all Northwest locations by the 4th of July holiday weekend.

"Reser-v-8 Now" enables a guest to make a confirmed reservation at their next Super 8 destination, at the moment of check-in, or, from the comfort of their room. An incentive program rewarding the motel staff for assisting guests with the reservations is paired to the promotion.

At this writing, with only preliminary reports available, it does appear that both guests and staff alike are warming to the new service--one that likely will continue, in some format, into the winter months.

                PARTNER PROGRAM "FIRST CONCERN" LAUNCHED in JUNE

Handsome lapel jewelry--reminding guests in the Northwest that, "You, our Super 8 customer, are our FIRST CONCERN" will be appearing on the uniforms of many stellar staff members in August and September. Jewelry will be awarded those motels attaining training, sales, and VIP benchmarks for each month of the year.

                     REDMOND, OREGON GRAND OPENING A SUCCESS

After a three-day "Pineapple Kind of People" sales blitz in the Redmond/Bend/Sisters area, and four days of rugged construction and housekeeping inspections, the 25th PMNW Super 8 Motel opened in Redmond, Oregon on June 27th as scheduled. Grand Opening festivities were attended by over 300 local area residents and business persons, which began with a Chamber of Commerce ribbon-cutting at 4:00 p.m. Tours of the facility were also offered, as were refreshments, free VIP memberships, and a grand prize drawing.

The location is proving to be a solid one for PMNW. Over the opening weekend, the motel completely sold out, and bookings are strong through August and into the Fall. Further, with the Reser-v-8 Now program in place, the Redmond staff is forwarding numerous referrals to its neighboring Super 8s in Bend, Klamath Falls, Portland, and even SeaTac Airport.

                  WOODBURN GRAND OPENING SLATED FOR NOVEMBER 21

Woodburn construction is proceeding smoothly this summer. With assistance from crews now concluded with the Redmond project, the job superintendent is confident in the commitment to open prior to Thanksgiving.

Currently, aggressive pre-marketing and pre-sales work is being done in the Woodburn area to assure a firm hold in this market for the winter of 1997-98. Again, reservation and referrals are being crafted between PMNW's 26th new motel and its I-5 corridor Super 8 partners in Wilsonville to the North, and Salem, Grants Pass, and Ashland to the South.

                           SUPER 8 MOTELS NORTHWEST II

Despite some improving trends in both the Bremerton and Yakima Super 8 Motels, total revenues of the partnership year to date continue to trail 1996 by $266,000. The vast majority of this shortfall is because the Bremerton property is no longer host to a large contingent of naval personnel. As a result of this revenue shortfall, and despite fairly good cost controls, net income stands at $292,991 through June 30, 1997, versus $572,751 through the same period in 1996. As a percent of total sales, net income rose from 11.3% in the first quarter to 18.7% year to date as of June 30, 1997.

In Bremerton, because there is no longer a large Navy contract at the property, occupancy has dropped 38 occupancy points for the quarter, and 41 points year to date (see charts). Average daily rate has increased $5.27 over the second quarter of 1996 and $3.94 for the year. Yakima had an exceptionally poor April, and though May and June showed favorable trends, occupancy year to date is down from 1996 by about 5.4 percentage points. Average daily rate remains essentially even with 1996. Portland occupancy, though down from the very high 1996 levels, remained at over 85% for the quarter and 81 % year to date. Average daily rate increased by $1.38 for the quarter and $1.14 for the year to date.

Enclosed you will find the unaudited financial statements through June 30, 1997, as well as occupancy and room rate charts for each property. Your second quarter 1997 distribution check is in the amount of $25.00 per partnership unit. This distribution equals a 10% annualized return on your original investment for the quarter and year to date.

Thank you for your continued support of Super 8 Motels Northwest II and remember, if travel plans are in your future, CALL SUPER 8 at 1-800-800-8000 for reservations.


              The official Publication of THE PENINSULA GROUP, INC.
            7515 Terminal St. SW, Tumwater, WA 98501 / (360) 943-8000

        Owners and operators of America's finest economy lodging serving 25 convenient Northwest locations:

               ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan
   OREGON: Ashland - Bend - Corvallis - Grants Pass - Klamath Falls - Portland International Airport - Redmond - *Roseburg - Salem - Wilsonville - *Woodburn
      WASHINGTON: Bremerton - Ellensburg - Federal Way - Ferndale - Kelso - Kennewick - Moses Lake - Olympia/Lacey - Port Angeles - Sea-Tac International
                         Airport - Walla Walla - Yakima
                                  *Coming soon

SUPER 8 NORTHWEST II
BALANCE SHEET


                                     ASSETS

                                                            DECEMBER 31,
                                                  -------------------------------
                                                      1996                1995
                                                  -----------         -----------
CURRENT ASSETS
     Cash and cash equivalents                    $   551,202         $   733,916
     Accounts receivable, trade                        17,457              76,718
     Accounts receivable, affiliates                    3,149               2,089
     Inventory                                         58,319              57,853
     Prepaid expenses                                  11,613              15,000
                                                  -----------         -----------

               Total current assets                   641,740             885,576
                                                  -----------         -----------

PROPERTY AND EQUIPMENT, at cost
     Land                                             714,301             714,301
     Buildings                                      4,097,107           4,097,107
     Equipment, furniture and fixtures              1,241,326           1,239,937
                                                  -----------         -----------

                                                    6,052,734           6,051,345
     Less accumulated depreciation                 (2,738,663)         (2,581,127)
                                                  -----------         -----------

              Total property and equipment          3,314,071           3,470,218
                                                  -----------         -----------

OTHER ASSETS
     Loan fees                                         26,375              26,375
     Franchise fees                                    45,000              45,000
     Lease option costs                                 6,000               6,000
                                                  -----------         -----------

                                                       77,375              77,375
     Less accumulated amortization                    (46,214)            (41,376)
                                                  -----------         -----------

               Total other assets                      31,161              35,999
                                                  -----------         -----------

                                                  $ 3,986,972         $ 4,391,793
                                                  ===========         ===========

SUPER 8 NORTHWEST II
BALANCE SHEET

                        LIABILITIES AND PARTNERS' EQUITY

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                   1996               1995
                                                               ===========        ===========
CURRENT LIABILITIES
     Accounts payable, trade                                   $    47,021        $    43,098
     Accounts payable, affiliates                                   83,663             43,694
     Accrued expenses                                              126,478            115,876
     Current portion of long-term debt                             155,000            142,000
                                                               -----------        -----------

               Total current liabilities                           412,162            344,668
                                                               -----------        -----------


NONCURRENT LIABILITIES
     Long-term debt, net of current portion shown above          2,345,801          2,499,820
     Accrued rent under lease agreements                           137,021            121,038
                                                               -----------        -----------

                                                                 2,482,822          2,620,858
                                                               -----------        -----------



ACCRUED PROPERTY MANAGEMENT FEES                                   699,048          1,367,160
                                                               -----------        -----------




PARTNERS' EQUITY
     General partners' equity (deficiency)                          63,632            (30,618)
     Limited partners' equity (authorized, issued and
         outstanding 4,052 units)                                  329,308             89,725
                                                               -----------        -----------

                                                                   392,940             59,107
                                                               -----------        -----------

                                                               $ 3,986,972        $ 4,391,793
                                                               ===========        ===========