Form 10-Q
period 1997-09-30
SUPER 8 MOTELS NORTHWEST II
filed 1997-11-14
CIK 701258

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Period Ended:  September 30, 1997

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                       91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited September 30, 1997 Financial Statements and the partnership's balance sheet for the year ended December 31, 1996. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                      PERIOD ENDED SEPTEMBER 30,
                                                                      1997                 1996
                                                                   -----------          -----------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Revenues and other income received in cash                 $ 2,583,010          $ 2,870,996
        Operating expenses paid in cash                             (2,006,169)          (2,237,713)
        Interest paid                                                 (172,682)            (183,982)
                                                                   -----------          -----------
                  Net cash provided by operating activities            404,159              449,301
                                                                   -----------          -----------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment, net                          (934)             (20,550)
                                                                   -----------          -----------
                  Net cash used by investing
                      activities                                          (934)             (20,550)
                                                                   -----------          -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on debt                                    (106,847)            (104,655)
        Distributions to partners                                     (357,528)            (553,889)
                                                                   -----------          -----------
                  Net cash used by financing activities               (464,375)            (658,544)
                                                                   -----------          -----------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                         (61,150)            (229,793)
     CASH AND CASH EQUIVALENTS, beginning of period                    551,202              733,916
                                                                   -----------          -----------

     CASH AND CASH EQUIVALENTS, end of period                      $   490,052          $   504,123
                                                                   ===========          ===========

                                                                      PERIOD ENDED SEPTEMBER 30,
                                                                      1997                 1996
                                                                   -----------          -----------
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
        OPERATING ACTIVITIES
        Net income                                                 $   616,342          $   933,669
                                                                   -----------          -----------
        Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                               131,524              131,449
           Lease expense - deferred                                      5,771               12,100
           Loss on the sale of assets                                       --                5,864
           Change in assets and liabilities
              Accounts receivable                                        3,322               (2,324)
              Prepaid expenses                                          (6,878)             (13,931)
              Accounts payable                                          18,423               24,532
              Accrued expenses                                         (15,297)              26,054
              Accrued management fees                                 (349,048)            (668,112)
                                                                   -----------          -----------
                                                                      (212,183)            (484,368)
                                                                   -----------          -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   404,159          $   449,301
                                                                   ===========          ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (9/30/97) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By: _______________________________________
    Gerald L. Whitcomb, General Partner

Dated:   November 11, 1997

                           SUPER 8 MOTELS NORTHWEST II
                               STATEMENT OF INCOME
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                           1997              1996
                                                        -----------       -----------
 SALES
     Rooms                                              $ 2,487,308       $ 2,785,281
     Other                                                   85,346            81,752
                                                        -----------       -----------
              Total sales                                 2,572,654         2,867,033

 DIRECT OPERATING EXPENSES
     Payroll and related expenses                           508,128           497,099
     Supplies and maintenance                               177,101           129,257
     Utilities                                              146,296           146,918
     Other                                                   22,386            27,623
                                                        -----------       -----------
              Total direct operating expenses               853,911           800,897

 INDIRECT OPERATING EXPENSES
     Advertising and promotion                               66,750            60,040
     Bank and credit card charges                            35,622            34,099
     Insurance                                               27,295            27,925
     Property and business taxes                            112,073           110,104
     Other                                                    9,710            12,140
                                                        -----------       -----------
              Total indirect operating expenses             251,450           244,308

 ADMINISTRATIVE AND GENERAL EXPENSES
     Administrative service fees                            155,665           155,400
     Franchise fees                                          99,492           111,073
     Management fees                                        128,633           143,093
     Professional services                                   24,525            30,962
     Other                                                   24,092            14,085
                                                        -----------       -----------
              Total administrative and general
                   expenses                                 432,407           454,613

 FIXED CHARGES
     Amortization                                             3,628             3,478
     Depreciation                                           127,896           127,971
     Interest                                               172,682           183,982
     Lease expense                                          109,725           106,438
     Deferred land lease                                     11,647            12,100
                                                        -----------       -----------
              Total fixed charges                           425,578           433,969
                                                        -----------       -----------
 INCOME FROM OPERATIONS                                     609,308           933,246

 OTHER INCOME
     Gain (loss) on sale of equipment                             0            (5,864)
     Interest income                                          7,034             6,287
                                                        -----------       -----------
              Total other income                              7,034               423
                                                        -----------       -----------

 NET INCOME (LOSS)                                      $   616,342       $   933,669
                                                        ===========       ===========

                           SUPER 8 MOTELS NORTHWEST II
                                  BALANCE SHEET
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                     ASSETS

                                                            1997            1996
                                                         -----------    -----------
 CURRENT ASSETS
     Cash                                                $   490,052    $   504,123
     Accounts receivable                                      17,284         81,131
     Inventory                                                58,319         57,853
     Prepaid expenses                                         18,491         28,931
                                                         -----------    -----------
            Total current assets                             584,146        672,038

 PROPERTY AND EQUIPMENT
     Land                                                    714,301        714,301
     Buildings                                             4,097,106      4,097,106
     Equipment, furniture and fixtures                     1,242,261      1,241,326
                                                         -----------    -----------
            Subtotal                                       6,053,668      6,052,733
     Less accumulated depreciation                        (2,866,559)    (2,695,801)
                                                         -----------    -----------
            Total property and equipment, net              3,187,109      3,356,932

 OTHER ASSETS
     Franchise fees                                           45,000         45,000
     Organization costs                                        6,000          6,000
     Deposits and bank fees                                   26,375         26,375
                                                         -----------    -----------
            Subtotal                                          77,375         77,375
     Less accumulated amortization                           (49,841)       (44,853)
                                                         -----------    -----------
            Total other assets                                27,534         32,522
                                                         -----------    -----------

            Total assets                                 $ 3,798,789    $ 4,061,492
                                                         ===========    ===========

                      LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                             1997           1996
                                                         -----------    -----------
 CURRENT LIABILITIES
     Accounts payable - trade                            $   107,886    $    66,974
     Accounts payable - affiliates                            41,222         44,350
     Accrued expenses                                        111,181        141,930
     Current portion of long-term debt                       159,594        150,948
                                                         -----------    -----------
            Total current liabilities                        419,883        404,202

 NONCURRENT LIABILITIES
     Accrued rent under lease agreement                      142,792        133,138
     Long-term debt, net of current portion shown above    2,234,360      2,386,217
     Accrued property management fees                        350,000        699,048
                                                         -----------    -----------
            Total noncurrent liabilities                   2,727,152      3,218,403

 PARTNER'S CAPITAL EQUITY
     General partner                                          16,167        (60,189)
     Limited partners                                        635,587        499,076
                                                         -----------    -----------
            Total partner's capital equity                   651,754        438,887
                                                         -----------    -----------

                                                         $ 3,798,789     $4,061,492
                                                         ===========     ==========

                            SUPER 8 MOTEL UPDATE
SUPER 8 MOTELS                  VOL. 17 NO. 3
 NORTHWEST II                  OCTOBER 31, 1997               THIRD QUARTER 1997
--------------------------------------------------------------------------------


NATIONAL NEWS

RECENT SUPER 8 STRIDES DOCUMENTED
        Early 1997 reports from market researchers D. K. Shifflet & Associates reveal that Super 8 again leads the way in several categories.

        First, Super 8 was one of the major economy chains that increased its market share in 1996, rising to 8%. Further, Super 8's focused advertising efforts resulted in higher brand awareness among frequent business travelers, up nine points. Super 8 also moved up to be the leading brand for consumers' opinions of a "friendly, helpful staff." Most noteworthy, however, is that compared to all major economy brands, Super 8 has the highest percentage (43%) of reservations booked through its toll-free 800 number.


INTERNET SITE IS A HIT
        Super 8 received a significant increase in the number of hits to its web site, www.super8.com. In July, 1997, almost 100,000 people visited the site, which resulted in a 91% increase compared to June of 1997.

        On August 1, individual Super 8 Motel pages went live on the Internet with 1,142 of the 1,600 motels represented. Online reservations for Super 8 properties were optional, and 337 motels went live with the opportunity of booking rooms as of August 13, 1997.


HFS, INC. ANNOUNCES PROJECT POWER UP
        Super 8 is soon to enter the fast lane--on the information superhighway. HFS, Inc. recently announced "project Power UP," a $75 million project of the HFS Hospitality Division, which is the single largest investment in the history of HFS, other than acquisitions.

        New computer systems will be provided to each motel at no cost to the franchisees. This will not only help speed the reservation process from Superline, but will also provide each franchisee with an unprecedented number of services that cannot be offered by any other lodging franchisor.

        Super 8 is constantly pursuing ways to add value to franchisees and guests, while still maintaining its basic "clean and friendly" philosophy. Some highlights of the new computer system include smoother front desk operations, enhanced communications, property-to-property reservations, and targeted marketing to customers worldwide.

        CANADIAN MARKET HEATS UP

        With the importance of the Canadian market to Peninsula's northwest locations, Super 8's stepped-up expansion in Canada is welcome news. Currently there are 50 Super 8 properties operating in Canada, with dozens more on the drawing board in the next two years.

REGIONAL NEWS

NEW RESER-V-8 PROGRAM PRODUCING QUICK RESULTS
        The second quarter edition of Update announced Peninsula Management Northwest's newest promotional program aptly called, "Reser-v-8." Installed in early July, the program enables all Peninsula guests to make confirmed reservations at their next Super 8 northwest destination-either at the moment of check-in, or later in the comfort of their room.

        Three hundred reservations were booked in the first three weeks, and as the program built-up and caught on, over 800 rooms were sold via this new technique by the end of September. The Reser-v-8 system will be continued through the winter months, and is viewed as a key ingredient in sales success for the 1998 tourism season.


PENINSULA'S 26TH SUPER 8 TO OPEN IN WOODBURN, OREGON SPECIAL
INTRODUCTORY RATE OF $39.88

        November 21, 1997, will mark the Grand Opening Ceremonies for the Woodburn, Oregon, Super 8 Motel. Three weeks prior to the opening, a special opening team from Peninsula Management Northwest will be on site to complete room inspections, train front desk and housekeeping staff, and conduct detailed sales work in the community and surrounding market area.

        Conveniently located just off the 1-5 corridor at 821 Evergreen Road, the motel will feature 81 spacious guest rooms and suites, indoor heated pool and spa, conference/ meeting room, and guest laundry. There is ample truck or large vehicle parking available, and there are several restaurants and shopping opportunities within easy walking distance. The motel will also join several other Peninsula Super8s in offering a fresh, attractive free continental breakfast in the lobby each morning.

        Peninsula Management Northwest has packaged a Special Opening Holiday Rate of $39.88, single or double occupancy, when utilized in conjunction with VIP Club membership.


SUPER 8 MOTELS NORTHWEST II

        Despite a fairly strong third quarter at all three motels in the partnership, total revenues year to date continue to trail 1996. The vast majority of this shortfall is due to the Bremerton property no longer hosting a large contingent of Navy personnel. All properties in the partnership have continued to exercise good cost control, and Net Income has risen from 18.7% through the first six months to 24.0% year to date as of September 30.

        Referencing the enclosed occupancy and average daily room rate comparisons, you will note that in Bremerton, because there is no longer a large Navy contract, occupancy dropped heavily in both July and September-but, the property had a pretty good August due to the hard work of the onsite manager and staff. On the other hand, average daily rate for the quarter was up by $6.29 over that same period in 1996.

        Despite having a weak September, Yakima continued to reverse its downward occupancy trend, and year to date it is now down a total of 5.8 percentage points. Average daily rate remains essentially even with 1996.

        Portland occupancy, though down slightly year to date from the very high 1996 levels, increased to 90.7% for the quarter, compared to 90.4% for the third quarter in 1996. Average daily rate increased by $3.05 for the quarter and $1.87 year to date.

        Enclosed you will find the unaudited financial statements for the year to date through September 30, 1997, as well as occupancy and average daily room rate comparisons. Your third quarter 1997 distribution check is in the amount of $25.00 per partnership unit. This distribution equals a 10% annualized return on your original investment for the quarter and also year to date. The partnership will begin its 1997 pre-audit work in November, with the goal of having your partnership tax information mailed not later than February 28, 1998.

        We appreciate your interest and continued support of Super 8 Motels Northwest II. REMEMBER SUPER 8 if you are traveling-call 1-800-800-8000 for room reservations at any Super 8 Motel located in the United States and Canada.





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