Form 10-K405
period 1997-12-31
SUPER 8 MOTELS NORTHWEST II
filed 1998-03-30
CIK 701258

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1997

                         Commission File Number 2-76543

                          SUPER 8 MOTELS NORTHWEST II,
                 A Washington limited partnership (Exact name of
                     registrant as specified in its charter)



WASHINGTON                                                         91-1172558
----------------------------------------                 ---------------------
(State or other jurisdiction of                                   IRS Employer
incorporation or organization)                           Identification Number


7515 Terminal St. S.W., Tumwater, WA                                     98501
----------------------------------------                 ---------------------
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


DOCUMENTS INCORPORATED BY REFERENCE

Partnership's Audited Financial Statements.
Partnership's January, 1998 newsletter to limited partners.


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

The motels provide full or part-time employment for approximately 54 people (Bremerton 15, Portland 19, Union Gap 20).

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

Distributions of cash to the Limited Partners made during 1997 totaled $405,200.


                                     ITEM 6.
                            Selected Financial Data*


                                  1997           1996           1995           1994            1993
                                  ----           ----           ----           ----            ----
Total Room Sales                $3,132,920     $3,500,148     $3,277,174     $3,236,567     $2,938,505

Net Income (Loss)*                $692,709     $1,006,899       $705,904       $771,673       $368,234

Net Income (Loss)* per Unit        $145.31        $211.22        $172.47        $188.54         $89.99

Total Assets**                  $3,641,686     $3,986,972     $4,391,793     $4,657,736     $4,492,431

Long-Term Debt*                 $2,725,565     $3,181,870     $3,988,018     $3,825,986     $3,719,527

Cash Distribution Per Unit         $100.00        $152.09        $289.74        $187.50        $137.50

*In filings prior to the year ended December 31, 1994 with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership did not accrue unpaid property management fees due to the uncertainty of payment. During the year ended December 31, 1994, the partnership changed its method of accounting for such fees and the above information was restated for 1993 to account for such fees so that Net Income, Long Term Debt and Net Income Per Unit was revised to accrue the expense when incurred and reflect the associated liability on the balance sheet.

**Net of amortization and depreciation

Detailed financial data is provided in the form of audited financial statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, 1996, and 1995. These statements show the results of operations, changes in partners' equity, cash flows and additional financial disclosures.


                                     ITEM 7.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity of the Partnership continued to be strong for the year ended December 31, 1997. The current ratio at December 31, 1997, was 1.53:1 and working capital totaled $161,512.

The interest rate on the Partnership's long term debt is tied to a treasury bill index plus 3.5%. The effective rate at December 31, 1997 is 9.00%. The long term interest rate on debt encumbering the Portland property is variable at 1% plus the Lenders Prime Rate. The effective interest rate on this debt at December 31, 1997 is 9.06%.

Interest rate on the long term loan funding the Yakima addition is variable based on the treasury bill index plus 2.5% per annum, but was fixed through December 31, 1997 at 10.25% per annum.

The lack of Navy contract business in Bremerton resulted in an overall reduction in total occupancy this year.

Balance Sheet data              1997             1996            1995
                                ----             ----            ----
Current Assets                 $468,690        $641,740         $885,576

Current Liabilities            $307,178        $412,162         $344,668

Current Ratio                    1.53:1          1.56:1           2.57:1

At December 31, 1997, the Bremerton motel had completed its fourteenth full year of operation, Portland and Yakima their thirteenth full year of operations.

Comparative operational statistics:

                                         1997             1996            1995
                                         ----             ----            ----
Bremerton
   Occupancy                               54%             84%              64%
   Rented rooms                         15,277          23,671           18,028
   Gross room rate*                     $46.25          $42.00           $44.22

Portland
   Occupancy                               82%             86%              82%
   Rented rooms                         24,282          25,055           23,649
   Gross room rate*                     $59.34          $56.80           $55.66

Yakima
   Occupancy                               58%             64%              72%
   Rented rooms                         20,264          22,115           24,860
   Gross room rate*                     $48.41          $48.15           $46.81

Total
   Occupancy                               65%             77%              73%
   Rented rooms                         59,823          70,841           66,537
   Gross room rate*                     $52.37          $49.41           $49.25

*"Gross Room Rate" is defined as total room revenue divided by total rooms sold.


Total 1997 Room sales revenue decreased $367,228 to $3,132,920 down from $3,500,148 in 1996. Total rented rooms mirrored the drop in revenue and decreased to 59,823 in 1997, a decrease of 11,018 rented rooms from the previous year figure of 70,841. The majority of the decrease is due to the lack of Navy contract business in Bremerton this year. Total room revenues decreased by 10%, of which, the lack of Navy contract in Bremerton accounted for 80% of the decrease. Gross room rates increased 6% to $52.37 per room in 1997 compared to $49.41 in 1996.

Net income in 1997 decreased $314,190 to $692,709 down from $1,006,899 in 1996.
The decrease is consistent with the drop in revenues.

Direct operating expenses in 1997 decreased $21,609 to $1,094,059 down from $1,115,668 in 1996. The majority of the drop is due to decreased supplies and maintenance expenditures. Significant renovations are planned for the Portland and Yakima motels which will result in higher supplies and maintenance expenses in 1998.

As discussed in Item 1, the partnership operates the motels as a franchise of Super 8 Motels, Inc. Nationwide the Super 8 motel chain continues to grow, increasing the name familiarity of the chain.

                             Number of Super 8 Motels               Increase
                             ------------------------               --------
As of December 31,  1997              1,614                            122
                    1996              1,492                             92
                    1995              1,400                            180
                    1994              1,220                            159
                    1993              1,060                            119
                    1992                941                             78


The Super 8 "Superline" national reservation system and "VIP Club" (approximately 5,000,000 members) continue to be improved.

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

Prior to 1985, the Partnership had been accruing, the Motels' property management fees. Even though the obligation to pay those fees exists, the terms of the partnership agreement of the Partnership did not allow them to be paid until such time as the limited partners have received a cumulative annual 10% return on their adjusted capital investment. In previous filings with the United States Securities and Exchange Commission (the "SEC"), and in the Partnership's prior years' financial statements, the Partnership's accounting policy regarding these fees was to expense them when paid (instead of when earned) and to not accrue unpaid property management fees as a liability on the face of the balance sheet.

In 1994, the Partnership changed its accounting policy for property management fees to reflect, on the Partnership's income statement, the expense when the obligation to pay the fee was incurred and to accrue the corresponding liability on the face of the Partnership's balance sheet. Thus, the financial information contained in this report conforms with that reporting position. Previously, incurred but unpaid management fees totaled $1,367,000 on December 31, 1995. Subsequent to that date, the partnership paid $1,017,000 in accrued but previously unpaid management fees. The unpaid fees as of December 31, 1997 total $350,000. Attention is directed to Note 6 in the "Financial Statements," for a discussion of property management fees. Additionally, see the discussion in Part II, Item 6, "Selected Financial Data" of this report.


Year 2000 Compliance Issue

Currently, motel reservations, and credit card approvals are handled by equipment and software provided respectively by Super 8 Motels, Inc. and the individual banking institutions with which the properties do business. Currently, internal accounting (with the exception of call accounting) is completed manually. Pursuant to the POWER-UP program being designed, instituted and paid for by Super 8 Motels, Inc., all motels will be provided a PC-based Property Management System which integrates all reservations, credit card approvals, call accounting, security and motel accounting into a single system.

This fully integrated system is to be in place at every motel within the Super 8 System by the third quarter of 1999. The equipment and software is new and has been designed and developed by the Franchiser and the franchisee will be required to utilize it. The Partnership has been assured by Super 8 Motels, Inc. that the total system will be year 2000 compliant. The total cost of this conversion which may be borne by the motels owned by the partnership should not exceed $5,000 per motel.

Internally, the general partner of Super 8 Motels Northwest II and the affiliated management company have undertaken the task of totally replacing the current corporate accounting system to ensure that it will fully integrate with the new Property Management System being installed by Super 8 Motels, Inc. It is anticipated that this conversion will be completed by the year end 1998. Part of the hardware and software will be provided by the POWER-UP initiative at no cost to the company. For those systems purchased by the general partner or affiliates, all software, hardware and systems vendors will be required to certify that their products are year 2000 compliant. The cost attributed to each motel in the partnership for this conversion should not exceed $5,000 per motel.


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


None.

                                    PART III

                                    ITEM 10.
               Directors and Executive Officers of the Registrant


The General Partners of the Partnership are The Peninsula Group Incorporated and Gerald L. Whitcomb.

Gerald L. Whitcomb, age 54, was educated at the University of Nebraska with majors in economics and business finance and obtained a JD. in Law. He practiced law from 1969 to 1979. Since 1979, he has been involved in the management of The Peninsula Group, Inc., (formerly known as Super 8 Motels Northwest, Inc.) and its affiliates.

Mr. Whitcomb is the principal organizer and stockholder of The Peninsula Group Incorporated and its subsidiaries. Mr. Whitcomb is the general partner of Super 8 Motels Northwest I, a limited partnership whose limited partnership units were registered under the Securities Act of 1933. He is also a partner in Super 8 Motel Developers, which is General Partner of Super 8 Motel of Lacey Associates, a General Partner of Super 8 Motels Northwest II, Juneau Motel Associates, Anchorage Motel Associates and Peninsula Motel Associates, all Washington limited partnerships. Mr. Whitcomb is the Managing Partner of Tongass Motel Associates, an Alaska general partnership, Mr. Whitcomb is partner in Peninsula Properties Partnership, a Washington general partnership.

The Peninsula Group Incorporated is a privately owned Washington corporation. It owns franchise rights for Super 8 Motels in Washington, Oregon and selected sites in Alaska.

The officers and directors of The Peninsula Group Incorporated are as follows:


                            Age    Office                         Term of Office
                            ---    ------                         --------------
Gerald L. Whitcomb           54    Director, Treasurer and President      One
Maryanne Whitcomb            50    Chairman, Secretary,
                                   and Executive Vice President           One
Lawrence Knudsen             56    Director and Executive Vice President  One
H. Samual Polack             56    Executive Vice President               One
Cortnae del Valle            26    Director                               One
Kelly M. Ervin               23    Director                               One


Due to a change in management of the Partnership's General Partner's offices where the individual responsible for ensuring that appropriate filings are made with the SEC, some recently required filings on Forms 3, 4 or 5 appear not to have been timely made. The Partnership is working closely with its counsel to promptly rectify any such delinquent filings.

                                    ITEM 11.
                             Executive Compensation


The General Partners received no salary or bonus compensation from the Partnership during fiscal year ended December 31, 1997. See Item 13.


                                    ITEM 12.
         Security Ownership of Certain Beneficial Owners and Management

             Title                          Name                      Percent
             -----                          ----                      -------
General Partner              Gerald L. Whitcomb                            .1
                             The Peninsula Group, Inc.                     .9

Limited Partners             Various                                     99.0
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


Exhibits filed herewith.

Financial Statements of the Registrant for the year ended December 31, 1997.

Financial Statements and supplemental schedules include:
        Report of Independent Public Accountants
        Balance Sheet
        Statement of Income
        Statement of Changes in Partners' Equity
        Statement of Changes in Financial Position
        Notes to Financial Statements

January, 1998 Partnership newsletter mailed to limited partners.

There were no reports on form 8-K during 1997.

Financial Data Schedule for the year ended December 31, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its' behalf by the undersigned thereunto duly authorized:


Gerald L. Whitcomb
------------------------------------
GERALD L. WHITCOMB
General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons below on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Gerald L. Whitcomb
------------------------------------
GERALD L. WHITCOMB
Director, Treasurer and President
The Peninsula Group Incorporated


/s/ Maryanne Whitcomb
------------------------------------
MARYANNE WHITCOMB, Chairman
Secretary and Executive Vice President
The Peninsula Group Incorporated


/s/ Lawrence P. Knudsen
------------------------------------
LAWRENCE P. KNUDSEN,
Executive Vice President
The Peninsula Group Incorporated


/s/ H. Samuel Polack
------------------------------------
H. SAMUEL POLACK
Executive Vice President
The Peninsula Group Incorporated

                           SUPER 8 MOTELS NORTHWEST II

                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

CONTENTS

                                                           PAGE
INDEPENDENT AUDITOR'S REPORT                                   1

FINANCIAL STATEMENTS
    Balance sheet                                          2 - 3
    Statement of income                                        4
    Statement of changes in partners' equity                   5
    Statement of cash flows                                6 - 7
    Notes to financial statements                         8 - 15

INDEPENDENT AUDITOR'S REPORT



To the General and Limited Partners
Super 8 Motels Northwest II


We have audited the accompanying balance sheets of Super 8 Motels Northwest II as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super 8 Motels Northwest II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




Tacoma, Washington
February 2, 1998

SUPER 8 MOTELS NORTHWEST II
BALANCE SHEET
===============================================================================

                                 ASSETS
                                                           DECEMBER 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents.......................  $   387,878    $   551,202
  Accounts receivable, trade......................       15,042         17,457
  Accounts receivable, affiliates.................           --          3,149
  Inventory.......................................       58,858         58,319
  Prepaid expenses................................        6,912         11,613
                                                    -----------    -----------
     Total current assets.........................      468,690        641,740
                                                    -----------    -----------

PROPERTY AND EQUIPMENT, at cost
  Land............................................      714,301        714,301
  Buildings.......................................    4,097,107      4,097,107
  Equipment, furniture, and fixtures..............    1,242,261      1,241,326
                                                    -----------    -----------
                                                      6,053,669      6,052,734
  Less accumulated depreciation...................   (2,906,997)    (2,738,663)
                                                    -----------    -----------
     Total property and equipment.................    3,146,672      3,314,071
                                                    -----------    -----------

OTHER ASSETS
  Loan fees.......................................       26,375         26,375
  Franchise fees..................................       45,000         45,000
  Lease option costs..............................        6,000          6,000
                                                    -----------    -----------
                                                         77,375         77,375
  Less accumulated amortization...................      (51,051)       (46,214)
                                                    -----------    -----------
      Total other assets..........................       26,324         31,161
                                                    -----------    -----------
                                                    $ 3,641,686    $ 3,986,972
                                                    ===========    ===========


2
===============================================================================

                                                   SUPER 8 MOTELS NORTHWEST II
                                                                 BALANCE SHEET
------------------------------------------------------------------------------

                        LIABILITIES AND PARTNERS' EQUITY

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                              1997              1996
                                                           ----------        ----------
CURRENT LIABILITIES
  Accounts payable, trade                                  $   17,862        $   47,021
  Accounts payable, affiliates                                 53,939            83,663
  Accrued expenses                                            108,377           126,478
  Current portion of long-term debt                           127,000           155,000
                                                           ----------        ----------

    Total current liabilities                                 307,178           412,162
                                                           ----------        ----------


NONCURRENT LIABILITIES
  Long-term debt, net of current portion shown above        2,223,015         2,345,801
  Accrued rent under lease agreements                         152,550           137,021
                                                           ----------        ----------

                                                            2,375,565         2,482,822
                                                           ----------        ----------

ACCRUED PROPERTY AND MANAGEMENT FEES                          350,000           699,048
                                                           ----------        ----------

COMMITMENTS (Notes 7 and 9)

PARTNERS' EQUITY
  General partners' equity                                     96,031            63,632
  Limited partners' equity (authorized, issued and
    outstanding 4,052 units)                                  512,912           329,308
                                                           ----------        ----------

                                                              608,943           392,940
                                                           ----------        ----------

                                                           $3,641,686        $3,986,972
                                                           ==========        ==========




The accompanying notes are an integral part of these financial statements.   3
------------------------------------------------------------------------------

SUPER 8 MOTELS NORTHWEST II
STATEMENT OF INCOME
------------------------------------------------------------------------------

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                               -----------------------------------------
                                                  1997            1996           1995
                                               ----------      ----------     ----------
SALES
  Rooms                                        $3,132,920      $3,500,148     $3,277,174
  Other                                           113,201          99,682         85,069
                                               ----------      ----------     ----------
                                                3,246,121       3,599,830      3,362,243
                                               ----------      ----------     ----------

DIRECT OPERATING EXPENSES
  Payroll and related expenses                    659,424         660,323        654,913
  Supplies and maintenance                        212,780         224,116        292,889
  Utilities                                       191,653         195,160        187,831
  Other                                            30,202          36,069         33,800
                                               ----------      ----------     ----------
                                                1,094,059       1,115,668      1,169,433
                                               ----------      ----------     ----------

INDIRECT OPERATING EXPENSES
  Taxes (principally property taxes) and fees     148,799         147,424        144,931
  Advertising and promotion                        83,566          82,104        126,888
  Bank and credit card charges                     45,411          44,493         47,000
  Insurance                                        36,541          37,721         38,604
  Other                                            12,584          14,731         22,660
                                               ----------      ----------     ----------
                                                  326,901         326,473        380,083
                                               ----------      ----------     ----------

ADMINISTRATIVE AND GENERAL EXPENSES
  Administrative service fees                     205,999         191,324        182,235
  Property management fees                        162,328         179,999        168,112
  Franchise fees                                  125,294         139,654        131,938
  Professional services                            37,949          42,279         36,257
  Other                                            36,561          26,682         25,260
                                               ----------      ----------     ----------
                                                  568,131         579,938        543,802
                                               ----------      ----------     ----------

FIXED CHARGES
  Interest expense                                238,831         244,594        246,505
  Depreciation                                    168,334         170,833        174,683
  Lease expense - current                         146,580         143,153        137,591
  Lease expense - deferred                         15,529          15,983         18,251
  Amortization                                      4,838           4,838          4,838
                                               ----------      ----------     ----------
                                                  574,112         579,401        581,868
                                               ----------      ----------     ----------

INCOME FROM OPERATIONS                            682,918         998,350        687,057

OTHER INCOME                                        9,791           8,549         18,847
                                               ----------      ----------     ----------

NET INCOME                                     $  692,709      $1,006,899     $  705,904
                                               ==========      ==========     ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                             $   145.31      $   211.22     $   172.47
                                               ==========      ==========     ==========



4   The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------

                                                     SUPER 8 MOTELS NORTHWEST II
                                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                     YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 General           Limited
                                 Partners          Partners             Total
                                 ---------        -----------        -----------
BALANCE, December 31, 1994       $ (25,819)       $   564,906        $   539,087
     Distributions paid            (11,858)        (1,174,026)        (1,185,884)
     Net income                      7,059            698,845            705,904
                                 ---------        -----------        -----------

BALANCE, December 31, 1995         (30,618)            89,725             59,107
     Distributions paid            (56,785)          (616,281)          (673,066)
     Net income                    151,035            855,864          1,006,899
                                 ---------        -----------        -----------

BALANCE, December 31, 1996          63,632            329,308            392,940
     Distributions paid            (71,506)          (405,200)          (476,706)
     Net income                    103,905            588,804            692,709
                                 ---------        -----------        -----------

BALANCE, December 31, 1997       $  96,031        $   512,912        $   608,943
                                 =========        ===========        ===========

The accompanying notes are an integral part of these financial statements.    5

SUPER 8 MOTELS NORTHWEST II
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                               -------------------------------------------------
                                                                   1997               1996               1995
                                                               -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Revenues and other income received in cash                $ 3,261,475        $ 3,666,580        $ 3,349,353
     Operating expenses paid in cash                            (2,553,719)        (2,770,299)        (2,039,115)
     Interest paid                                                (242,652)          (244,360)          (244,550)
                                                               -----------        -----------        -----------
               Net cash provided by operating activities           465,104            651,921          1,065,688
                                                               -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                              (936)           (23,550)                --
     Proceeds from sale of asset                                        --              3,000                 --
                                                               -----------        -----------        -----------
               Net cash used in investing activities                  (936)           (20,550)                --
                                                               -----------        -----------        -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES
     Proceeds from loan                                                 --                 --            129,580
     Principal payments on long-term debt                         (150,786)          (141,019)           (95,912)
     Payment of loan fees                                               --                 --             (2,500)
     Distributions to:
         Limited partners                                         (405,200)          (616,281)        (1,174,026)
         General partners                                          (71,506)           (56,785)           (11,858)
                                                               -----------        -----------        -----------
               Net cash used in financing activities              (627,492)          (814,085)        (1,154,716)
                                                               -----------        -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (163,324)          (182,714)           (89,028)

CASH AND CASH EQUIVALENTS, beginning of year                       551,202            733,916            822,944
                                                               -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                         $   387,878        $   551,202        $   733,916
                                                               ===========        ===========        ===========



6     The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                     SUPER 8 MOTELS NORTHWEST II
                                                         STATEMENT OF CASH FLOWS


                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                      -----------------------------------------------
                                                        1997               1996               1995
                                                      ---------        -----------        -----------
RECONCILIATION OF NET INCOME TO
     NET CASH PROVIDED BY OPERATING
     ACTIVITIES
     Net income                                       $ 692,709        $ 1,006,899        $   705,904
                                                      ---------        -----------        -----------
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                  173,172            175,671            179,521
         Lease expense - deferred                        15,529             15,983             18,251
         Loss on sale of asset                             --                5,864               --
         Change in assets and liabilities
           Accounts receivable                            5,564             58,201            (31,737)
           Inventory                                       (539)              (466)            13,049
           Prepaid expenses                               4,701              3,387             18,583
           Deposits and loan fees                          --                 --                 --
           Accounts payable                             (58,883)            43,892            (15,454)
           Accrued expenses                             (18,101)            10,602              9,459
           Accrued management fees                     (349,048)          (668,112)           168,112
                                                      ---------        -----------        -----------
                                                       (227,605)          (354,978)           359,784
                                                      ---------        -----------        -----------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                       $ 465,104        $   651,921        $ 1,065,688
                                                      =========        ===========        ===========


The accompanying notes are an integral part of these financial statements.     7

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------


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

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using straight-line and accelerated methods over estimated useful lives as follows:

                                                                Years
                                                                -----
              Buildings                                     7, 15, and 30
              Equipment, furniture and fixtures                   5 and 7

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



8
-------------------------------------------------------------------------------

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------


NOTE 4 - LONG-TERM DEBT
         Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                         1997             1996
                                                      ----------       ----------
 Note payable to bank, collateralized by
   assignment of land lease and other property;
   interest rate is variable and is adjusted
   annually based on a treasury bill index plus
   3.5%; payable in variable monthly
   installments which is currently $18,826
   including interest; due August 2009. The
   interest rate at December 31, 1997 is 9%           $1,634,802       $1,708,349

 Note payable to bank, collateralized by
   assignment of land lease and other property;
   interest rate is variable and is adjusted
   annually based upon a treasury bill index
   plus 2.5%; payable in monthly installments
   of $8,308, including interest; due February
   2001. The interest rate at December 31, 1997
   is 10.25%                                             700,248          725,377

 Line of credit, collateralized by real
   property; interest rate is variable at 1%
   plus lender's prime rate, currently payable
   in monthly installments of $4,167 plus
   interest, due January 2000. The interest
   rate at December 31, 1997 is 9.06%                     14,965           67,075
                                                      ----------       ----------

                                                       2,350,015        2,500,801
Less current portion                                     127,000          155,000
                                                      ----------       ----------

                                                      $2,223,015       $2,345,801
                                                      ==========       ==========


10
-------------------------------------------------------------------------------

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE 4 - LONG-TERM DEBT (CONTINUED)
         Based on the December 31, 1997 interest rates, principal payments required on these notes during each of the next five years and thereafter are as follows:


 1998                                      $   127,000
 1999                                          123,000
 2000                                          134,000
 2001                                          153,000
 2002                                          162,000
 Thereafter                                  1,651,015
                                           -----------
                                           $ 2,350,015
                                           ===========

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

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


NOTE 5 - INCOME TAXES (CONTINUED)
         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax reporting purposes:

                                                 1997               1996             1995
                                               ---------        -----------        ---------
Net income as shown in the statement of
     income                                    $ 692,709        $ 1,006,899        $ 705,904
Additional depreciation and amortization
     for income tax purposes                     (40,965)           (38,785)         (41,488)
Accrued (paid) property management fees         (349,048)          (668,112)         168,112
Lease expense - deferred                          15,529             15,983           18,251
Other                                              4,148              6,652            7,569
                                               ---------        -----------        ---------

Net income for federal income tax
     reporting purposes                        $ 322,373        $   322,637        $ 858,348
                                               =========        ===========        =========




NOTE 6 - RELATED-PARTY TRANSACTIONS

         Transactions between the partnership and the general partners, The Peninsula Group, Inc. (formerly named Super 8 Motels Northwest, Inc.) and Gerald L. Whitcomb and between affiliates of the general partners are as follows:


                                            1997           1996           1995
                                          --------       --------       --------
Purchases of supplies and equipment       $182,941       $148,935       $266,673
Administrative service fee                $205,999       $191,324       $182,235
Property management fees                  $162,328       $179,999       $168,112




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

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995


NOTE 6 - RELATED-PARTY TRANSACTIONS (CONTINUED)

         Payment of property management fees is subordinated to receipt by the limited partners of a cumulative, pretax return on their adjusted capital investment of 10% per annum. This 10% return was achieved during 1996. Accordingly, current year management fees of $162,328 and prior years' management fees totaling $349,048 were paid in 1997. The balance of unpaid management fees of $350,000 will be paid only as sufficient operational cash flow is experienced.


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

         The remaining Yakima land lease provides for adjustment of the minimum rent annually by a factor of 5%. This lease requires fixed minimum payment escalations over the lease term. Generally accepted accounting principles require the partnership to recognize lease expense on a straight-line basis over the term of each lease. As a result, lease expense is presently greater than cash lease payments. Cash lease payments are captioned "lease expense -- current" in the statement of operations. Noncash lease expense is captioned "lease expense -- deferred" in the statement of income. In the balance sheet under noncurrent liabilities, "accrued rent under lease agreements" reflects the accrual of noncash lease expense. This accrued rent will not begin to be paid until 2004.

SUPER 8 MOTELS NORTHWEST II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS (CONTINUED)
         Minimum lease payments based on current rents are as follows:

      1998                                $  149,928
      1999                                   154,514
      2000                                   158,168
      2001                                   162,081
      2002                                   168,734
      Thereafter                           2,720,181
                                          ----------
                                          $3,513,606
                                          ==========



NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short-term maturity of those instruments.

         LONG-TERM DEBT - The carrying amounts of the partnership's borrowings under its long-term revolving credit agreement and notes payable approximate fair value.


NOTE 9 - YEAR 2000 COMPLIANCE

         Currently, motel reservations and credit card approvals are handled by equipment and software provided respectively by Super 8 Motels, Inc. and the individual banking institutions with which the properties do business. Currently, internal accounting (with the exception of call accounting) is completed manually. Pursuant to the POWER-UP program being designed, instituted, and paid for by Super 8 Motels, Inc. all motels will be provided a PC-based Property Management System which integrates all reservations, credit card approvals, call accounting, security, and motel accounting into a single system.

         This fully integrated system is to be in place at every motel within the Super 8 System by the third quarter of 1999. The new equipment and software have been designed and developed by the franchisor, and the franchisee will be required to utilize it. The partnership has been assured by Super 8 Motels, Inc. that the total system will be year 2000 compliant. The total cost of this conversion, which may be borne by the motels owned by the partnership, should not exceed $5,000 per motel.


14
--------------------------------------------------------------------------------

                                                     SUPER 8 MOTELS NORTHWEST II
                                                   NOTES TO FINANCIAL STATEMENTS
                                                DECEMBER 31, 1997, 1996 AND 1995


NOTE 9 - YEAR 2000 COMPLIANCE (CONTINUED)

         Internally, the general partner and the affiliated management company have undertaken the task of totally replacing the current corporate accounting system to ensure that it will fully integrate with the new Property Management Systems being installed by Super 8 Motels, Inc. It is anticipated that this conversion will be completed by year end 1998. Part of the hardware and software will be provided by the POWER-UP initiative at no cost to the Company. For those systems purchased by the general partner or affiliates, all software, hardware, and systems vendors will be required to certify that their products are year 2000 compliant. The cost attributed to each motel in the partnership for this conversion should not exceed $5,000 per motel.