Form 10-Q
period 1998-03-31
SUPER 8 MOTELS NORTHWEST II
filed 1998-05-15
CIK 701258

                                    FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1998

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                       91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited March 31, 1998 Financial Statements and the partnership's balance sheet for the year ended December 31, 1997. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                   PERIOD ENDED MARCH 31,
                                                                    1998            1997
                                                                 ---------       ---------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Revenues and other income received in cash               $ 702,100       $ 688,697
        Operating expenses paid in cash                           (578,690)       (580,118)
        Interest paid                                              (63,559)        (40,389)
                                                                 ---------       ---------
                  Net cash provided by operating activities         59,851          68,190
                                                                 ---------       ---------

     CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on debt                                 (48,615)        (30,624)
        Distributions to partners                                 (119,176)       (119,173)
                                                                 ---------       ---------
                  Net cash used by financing activities           (167,791)       (149,797)
                                                                 ---------       ---------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                    (107,940)        (81,607)
     CASH AND CASH EQUIVALENTS, beginning of period                387,878         551,202
                                                                 ---------       ---------
     CASH AND CASH EQUIVALENTS, end of period                    $ 279,938       $ 469,595
                                                                 =========       =========

                                                                     PERIOD ENDED MARCH 31,
                                                                      1998           1997
                                                                    --------       --------
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
        OPERATING ACTIVITIES
        Net income (loss)                                           ($14,182)      $ 76,900
                                                                    --------       --------
        Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
           Depreciation and amortization                              39,990         43,816
           Lease expense - deferred                                    8,255         (1,994)
           Change in assets and liabilities
              Accounts receivable                                      1,041          9,658
              Prepaid expenses                                         2,713          7,065
              Accounts payable                                        68,180         (4,946)
              Accrued expenses                                       (46,146)       (62,309)
                                                                    --------       --------
                                                                      74,033         (8,710)
                                                                    --------       --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 59,851       $ 68,190
                                                                    ========       ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached First Quarter (3/31/98) Update from the Issuer delivered to its limited partners.


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

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By:  /s/ Gerald L. Whitcomb
     -----------------------------------
     Gerald L. Whitcomb, General Partner

Dated:   May 12, 1998

                       SUPER 8 MOTELS NORTHWEST II UPDATE

VOL. 18 NO. 1 /APRIL 30, 1998                                 FIRST QUARTER 1998


                                  NATIONAL NEWS

                         CENDANT CORPORATION IS LAUNCHED

On December 17, 1997, the Super 8 Motels franchise owner, HFS Incorporated, merged with CUC International, Inc., and officially became "Cendant Corporation." With assets valued at $14 billion, Cendant is one of the world's leading providers of consumer and business services.

Cendant will create innovative approaches to delivering value and convenience to consumers and business partners. The company's three principal segments of operation are travel, membership and real estate. With each of these business units combined, Cendant is poised to make marketing history.

                 SUPER 8 MOTELS, INC. RECEIVES MARKETING AWARDS

On January 19,1998, Super 8 received four awards at the Hospitality Sales & Marketing Association International Award Competition. This competition is the largest and most prestigious in the hospitality and travel industry. Super 8 competed against thousands of entries from all over the world, winning:

        * Gold Public Relations Award for the Super 8 "Rooms at the Inn" Program
        * Silver Public Relations Award for the Super 8 Bedmaking Championship
        * Bronze Public Relations Award for the 1500th motel grand opening campaign
        * Bronze Advertising Award for the Bill Elliott television commercial

                      50TH SUPER 8 MOTEL NOW OPEN IN CANADA

Super 8 Motels' rapid growth has reached north to Canada, with its fiftieth motel opening in the fourth quarter of 1997. In just one year, ten new motels have opened in that country, bringing the year-end total to 52.

Calgary-based Royop Hospitality Corporation, the owner of development and franchise rights for Canada, is focused on building the Super 8 name across Canada. Plans are in place for the opening of another 48 Super 8 Motels within-the next two years.

                        1998 NASCAR SPONSORSHIP ANNOUNCED

Super 8 Motels, Inc., recently announced the renewal of its NASCAR sponsorship with Bill Elliott Racing. In 1997, Elliott appeared in a national Super 8 commercial praising the benefits of staying at Super 8 Motels. This television campaign will continue in 1998 with the "Let's Look Inside Bill's Room" commercial.

The sponsorship includes Elliott's #94 McDonald's Ford for the entire Winston Cup Series. The series is covered on national television and radio, and reached more than 188 million viewers in 1997.

                      NATIONAL CONVENTION KEYNOTES BOB DOLE

Keynote speaker at the 1998 Super 8 Motels International Convention, held March 6-8 in Orlando, Florida, was former U. S. Senate Majority Leader Bob Dole. Although retired from elective office, Mr. Dole's public service record gives him a solid perspective on political issues facing our nation, and insight into the most pressing issues in our nation's future.

Other highlights of the convention included Super 8 President Bob Weller's "State of the 8" address, a full presentation and update on the "Project Power Up" computerization program, numerous business development seminars, and national awards in VIP sales, marketing programs, and customer service. The Peninsula Group's national awards are noted in the Regional News section of the Update.


                                  REGIONAL NEWS

              PENINSULA MANAGEMENT NORTHWEST SELECTED AS BETA SITE

As mentioned in the January Update, Peninsula Management Northwest requested, and subsequently received, permission to serve as a test site for the "Project Power Up" computer program. Power Up is scheduled to go nationwide in 1999.

The Lacey Super 8 Motel was chosen for installation, as it is the official training property for Peninsula Management. Its close proximity to the corporate headquarters was also a factor, enabling daily hands-on training and communication with key management, accounting, and staff development personnel.

Installation and training began in March, and though the first several weeks were not without challenges, each was worked through to Peninsula's satisfaction. Management continues to be enthusiastic about the program's short- and long-term benefits to operations as follows:

        * Integration of inventory management with central reservations
        * Improved yield management
        * On-line credit card processing
        * Improved staffing allocations and room maintenance management
        * Direct property-to-property reservations
        * Access to customer profiles and databases

Equipment and training for Project Power Up are being provided to all 1,600 Super 8 Motels nationwide at no cost by the Cendant Corporation. A schedule for installation at the balance of Super 8s operated by Peninsula Management Northwest will be announced in the fall of 1998.

                     NORTHWEST MOTELS NATIONAL AWARD WINNERS

Several properties managed by Peninsula Management Northwest received national awards at the 1998 Super 8 Motels International Convention as noted below:

        * Golden Pineapple Hospitality Awards for Customer Service: Denise Johnson, Regional Director, PMNW; Jeanne Wilson and Robin Shaw, Redmond Super 8 Motel; and Jean Gesh, Lacey Super 8 Motel

        * Super Sales Award in Marketing- Esin Davis, Sales and Marketing Director, PMNW
        * National 1997 VIP Challenge Award: Tom Zett, General Manager, Portland Super 8 Motel, and Ron Ehli, General Manager, SeaTac Super 8 Motel

In addition to these honors, 16 PMNW motels were added to the 1997 National "VIP Club All Stars" Hall of Fame.

                  ROSEBURG CONSTRUCTION PROGRESSING ON SCHEDULE

Since the January announcement of the Roseburg site acquisition, actual construction has commenced. Foundation work is complete, and summer travelers on the 1-5 corridor will observe its progress towards completion.

The total development plan includes sites for the construction, by third parties, of both a family-style restaurant and a fuel and food mart, as well as a Phase II addition of 16 rooms to the Super 8 Motel. Future Update news will keep readers informed as to project process.

The 88-room Roseburg Super 8 Motel is scheduled to open Thursday, November 12, 1998. It will feature all the traditional Peninsula amenities, including an enclosed pool, meeting room, and continental breakfast bar in the lobby area.


                           SUPER 8 MOTELS NORTHWEST II

The first quarter of 1998 has been mixed for Super 8 Motels Northwest II. Total sales increased by $23,000, or about 3% over the first quarter of 1997. Bremerton saw an increase of overall revenues by about 11 %. Improved occupancy, up 3.9 points, and average daily rate, up $.91, caused this increase. Portland's occupancy increased by slightly more than 1 point, but the average daily rate rose by $1.96. These factors combined to increase revenues by about 6%. Yakima created the mixed result for the partnership, with an occupancy decrease of 4.4 points which could not be overcome by the $.93 increase in average daily rate. The result was a decrease in revenues for Yakima of about 6%.

Overall, expenses were well controlled at the properties. The Net Loss shown on the Income Statement reflects the fact that the partnership traditionally expenses the majority of its renovation costs as they are completed. Since a major renovation was completed in Bremerton during the first quarter, the Supplies and Maintenance line item in expenses shows the almost $90,000 spent in upgrading the property. The net result is that the partnership shows a net loss for the year to date. However, the partnership is in strong financial condition with an excellent cash reserve and a good ratio of current expenses to current liabilities.

Enclosed are a complete copy of the 1997 audited financial statements, the first quarter 1998 unaudited financial statements, and occupancy and room rate charts for each property. Your first quarter 1998 distribution check is in the amount of $25.00 per partnership unit. This distribution equals a 10% annualized return on your original investment.

Please be reminded that the offers to purchase units by various liquidity funds are normally far below the original cost of $1,000 per unit, and less than the consolidated appraised value of the motels owned by the partnership as completed in August of 1996. This information has been reported to you in past newsletters, but we again want to remind you that if you find a need to dispose of your units, you are encouraged to call your NASD registered securities representative, or the partnership office, so that you may be assisted in transferring your units at a fair value.

IMPORTANT NOTICE: Due to scheduling conflicts, the Annual Informational Meeting for the partnership has been RESCHEDULED. Please note the NEW dates below:

DATE:          Tuesday, June 23, 1998
TIME:          8:00 p.m.
LOCATION:      SeaTac Super 8 Motel
               3100 South 192nd
               SeaTac, Washington

                                    -- OR --

DATE:          Thursday, June 25, 1998
TIME:          7:00 p.m.
LOCATION:      Portland Airport Super 8 Motel
               11011 N.E. Holman
               Portland, Oregon


Thank you for your continued support of Super 8 Motels Northwest 1, and remember, wherever your summer travel leads you-THINK SUPER 8-and call 1-800-800-8000 for reservations.



--------------------------------------------------------------------------------

                           The Official Publication of
                        THE PENINSULA GROUP INCORPORATED
            7515 Terminal St. SW, Tumwater, WA 98501 / (360) 943-8000

            Owners and operators of America's finest economy lodging
                   serving 26 convenient Northwest locations:
               ALASKA: Anchorage - Fairbanks - Juneau - Ketchikan
        OREGON: Ashland - Bend - Corvallis - Grants Pass - Klamath Falls
  Portland International Airport - Redmond - *Roseburg - Salem - Wilsonville - Woodburn WASHINGTON: Bremerton - Ellensburg - Federal Way Ferndale - Kelso -
             Kennewick - Moses Lake - Olympia/Lacey - Port Angeles -
              Sea-Tac International Airport - Walla Walla - Yakima
                                  *Coming soon

                          SUPER 8 MOTELS NORTHWEST II
                                 BALANCE SHEET
                            MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                     ASSETS

                                                                   1998              1997
                                                                -----------       -----------
 CURRENT ASSETS
     Cash                                                       $   279,938       $   469,595
     Accounts receivable                                             14,001            10,948
     Inventory                                                       58,860            58,319
     Prepaid expenses                                                 4,197             4,548
                                                                -----------       -----------
            TOTAL CURRENT ASSETS                                    356,996           543,410

 PROPERTY AND EQUIPMENT
     Land                                                           714,301           714,301
     Buildings                                                    4,097,106         4,097,106
     Equipment, furniture, and fixtures                           1,242,262         1,241,326
                                                                -----------       -----------
            Subtotal                                              6,053,669         6,052,733
     Less accumulated depreciation                               (2,945,778)       (2,781,320)
                                                                -----------       -----------
            TOTAL PROPERTY AND EQUIPMENT, NET                     3,107,891         3,271,413

 OTHER ASSETS
     Franchise fees                                                  45,000            45,000
     Organization costs                                               6,000             6,000
     Deposits and bank fees                                          26,375            26,375
                                                                -----------       -----------
            Subtotal                                                 77,375            77,375
     Less accumulated amortization                                  (52,260)          (47,372)
                                                                -----------       -----------
            TOTAL OTHER ASSETS                                       25,115            30,003
            TOTAL ASSETS                                        $ 3,490,002       $ 3,844,826
                                                                ===========       ===========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

 CURRENT LIABILITIES
     Accounts payable - trade                                   $   101,680       $    87,296
     Accounts payable - affiliates                                   38,301            38,442
     Accrued expenses                                                62,231            64,169
     Current portion of long-term debt                              124,638           168,865
                                                                -----------       -----------
            TOTAL CURRENT LIABILITIES                               326,850           358,772

 NONCURRENT LIABILITIES
     Accrued rent under lease agreement                             160,805           135,027
     Long-term debt, net of current portion shown above           2,176,764         2,301,311
     Accrued property management fees                               350,000           699,048
                                                                -----------       -----------
            TOTAL NONCURRENT LIABILITIES                          2,687,569         3,135,386

 PARTNER'S CAPITAL EQUITY
     General partner                                                 76,027            57,293
     Limited partners                                               399,556           293,374
                                                                -----------       -----------
            TOTAL PARTNER'S CAPITAL EQUITY                          475,583           350,667
                                                                -----------       -----------
            TOTAL LIABILITIES AND PARTNER'S CAPITAL EQUITY      $ 3,490,002       $ 3,844,825
                                                                ===========       ===========

                           SUPER 8 MOTELS NORTHWEST II
                               STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND 1997
                                   (Unaudited)



                                                            1998            1997
                                                          ---------       ---------
SALES
    Rooms                                                 $ 673,070       $ 655,657
    Other                                                    26,143          20,378
                                                          ---------       ---------
           TOTAL SALES                                      699,213         676,035

DIRECT OPERATING EXPENSES
    Payroll and related expenses                            167,152         151,959
    Supplies and maintenance                                160,158          67,342
    Utilities                                                45,658          48,715
    Other                                                     8,365           6,321
                                                          ---------       ---------
           TOTAL DIRECT OPERATING EXPENSES                  381,333         274,337

INDIRECT OPERATING EXPENSES
    Advertising and promotion                                18,713          20,403
    Bank and credit card charges                              9,618           8,596
    Insurance                                                 9,779           9,413
    Property and business taxes                              24,826          35,122
    Other                                                     4,027           3,261
                                                          ---------       ---------
           TOTAL INDIRECT OPERATING EXPENSES                 66,963          76,796

ADMINISTRATIVE AND GENERAL EXPENSES
    Administrative service fees                              42,589          50,986
    Franchise fees                                           26,943          26,226
    Management fees                                          34,947          33,801
    Professional services                                     8,190           4,408
    Other                                                     9,217           4,954
                                                          ---------       ---------
           TOTAL ADMINISTRATIVE AND GENERAL EXPENSES        121,886         120,376

FIXED CHARGES
    Amortization                                              1,209           1,159
    Depreciation                                             38,781          42,657
    Interest                                                 59,960          46,579
    Lease expense                                            36,854          36,352
    Deferred land lease                                       8,255           3,882
                                                          ---------       ---------
           TOTAL FIXED CHARGES                              145,059         130,630

INCOME (LOSS) FROM OPERATIONS                               (16,028)         73,896

OTHER INCOME
    Interest income                                           1,846           3,004
                                                          ---------       ---------

NET INCOME (LOSS)                                         $ (14,182)      $  76,900
                                                          =========       =========

SUPER 8 MOTELS NORTHWEST II
BALANCE SHEET
--------------------------------------------------------------------------------


                                 ASSETS


                                                         DECEMBER 31,
                                               ---------------------------------
                                                   1997                  1996
                                               -----------           -----------
CURRENT ASSETS
   Cash and cash equivalents                   $   387,878           $   551,202
   Accounts receivable, trade                       15,042                17,457
   Accounts receivable, affiliates                      --                 3,149
   Inventory                                        58,858                58,319
   Prepaid expenses                                  6,912                11,613
                                               -----------           -----------
      Total current assets                         468,690               641,740
                                               -----------           -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                            714,301               714,301
   Buildings                                     4,097,107             4,097,107
   Equipment, furniture, and fixtures            1,242,261             1,241,326
                                               -----------           -----------
                                                 6,053,669             6,052,734
   Less accumulated depreciation                (2,906,997)           (2,738,663)
                                               -----------           -----------
      Total property and equipment               3,146,672             3,314,071
                                               -----------           -----------

OTHER ASSETS
   Loan fees                                        26,375                26,375
   Franchise fees                                   45,000                45,000
   Lease option costs                                6,000                 6,000
                                               -----------           -----------
                                                    77,375                77,375
   Less accumulated amortization                   (51,051)              (46,214)
                                               -----------           -----------
      Total other assets                            26,324                31,161
                                               -----------           -----------
                                               $ 3,641,686           $ 3,986,972
                                               ===========           ===========

SUPER 8 MOTELS NORTHWEST II
BALANCE SHEET
--------------------------------------------------------------------------------


                        LIABILITIES AND PARTNERS' EQUITY


                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                   1997                1996
                                                               ------------        ------------
CURRENT LIABILITIES
   Accounts payable, trade                                     $     17,862        $     47,021
   Accounts payable, affiliates                                      53,939              83,663
   Accrued expenses                                                 108,377             126,478
   Current portion of long-term debt                                127,000             155,000
                                                               ------------        ------------
         Total current liabilities                                  307,178             412,162
                                                               ------------        ------------
NONCURRENT LIABILITIES
   Long-term debt, net of current portion shown above             2,223,015           2,345,801
   Accrued rent under lease agreeements                             152,550             137,021
                                                               ------------        ------------
                                                                  2,375,565           2,482,822
                                                               ------------        ------------

ACCRUED PROPERTY AND MANAGEMENT FEES                                350,000             699,048
                                                               ------------        ------------

COMMITMENTS (Notes 7 and 9)


PARTNERS' EQUITY
   General partners' equity                                          96,031              63,632
   Limited partners' equity (authorized, issued and
       outstanding 4,052 units)                                     512,912             329,308
                                                               ------------        ------------
                                                                    608,943             392,940
                                                               ------------        ------------
                                                               $  3,641,686        $  3,986,972
                                                               ============        ============

                                EXHIBIT INDEX


Exhibit Number          Description
--------------          ---------------------------


     27                 Financial Data Schedule