Form 10-Q
period 1998-06-30
SUPER 8 MOTELS NORTHWEST II
filed 1998-08-14
CIK 701258

                                    FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1998

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                       91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited June 30, 1998 Financial Statements and the partnership's balance sheet for the year ended December 31, 1997. The Statement of Cash Flows is omitted from the attachment and is presented as follows:

                                                                 PERIOD ENDED JUNE 30,
                                                                 1998            1997
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues and other income received in cash                $ 1,563,720     $ 1,569,726
   Operating expenses paid in cash                            (1,237,760)     (1,330,711)
   Interest paid                                                (103,073)       (119,454)
                                                             -----------     -----------
             Net cash provided by operating activities           222,887         119,561
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net                         --            (934)
                                                             -----------     -----------
             Net cash used by investing activities                    --            (934)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance                                         40,153         (75,627)
   Distributions to partners                                    (238,352)       (238,353)
                                                             -----------     -----------
             Net cash used by financing activities              (198,199)       (313,980)
                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              24,688        (195,353)
CASH AND CASH EQUIVALENTS, beginning of period                   387,878         551,202
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                     $   412,566     $   355,849
                                                             ===========     ===========

                                                              PERIOD ENDED JUNE 30,
                                                                1998          1997
                                                             ---------     ---------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
   Net income (loss)                                           242,819     $ 292,991
                                                             ---------     ---------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                             79,980        87,683
      Lease expense - deferred                                  11,345         1,888
      Change in assets and liabilities
         Accounts receivable                                   (13,181)        3,806
           Inventory                                                (2)           --
         Prepaid expenses                                       (4,665)        6,252
         Accounts payable                                       44,290        (5,683)
         Accrued expenses                                      (37,699)      (42,376)
         Accrued management fees                              (100,000)     (225,000)
                                                             ---------     ---------
                                                               (19,932)     (173,430)
                                                             ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 222,887     $ 119,561
                                                             =========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Second Quarter (6/30/98) Update from the Issuer delivered to its limited partners.

As an update to the newsletter, the marketing efforts conducted by the investment banking firm have not produced offers which the General Partner believes would be acceptable to the Partnership and, accordingly, the General Partner is actively examining alternate strategies to provide potential liquidity to the partners.

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

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By: /s/ Gerald L. Whitcomb
    -----------------------------------------
      Gerald L. Whitcomb, General Partner

Dated:   August  6, 1998

                              SUPER 8 MOTEL UPDATE

----------------------------------------------------------------------------------------------
VOL. 18 NO. 2/JULY 31, 1998        SUPER 8 MOTELS NORTHWEST II            SECOND QUARTER 1998
----------------------------------------------------------------------------------------------


                                  NATIONAL NEWS

100,000TH ROOM OPENS IN SPRING
   Super 8 Motels, Inc., recently announced the grand opening in Austin, Texas, of its 100,000th guest room. The occasion was marked by Super 8 President and CEO Bob Weller, "Our 100,000th room is a special milestone that indicates our continuing strong growth. The quality of this motel is also indicative of the impressive properties we are bringing into the system."

   As of June, the room count had grown to 101,663. Indicative of Super 8's continued efforts to meet guest expectations, 90% of all motels are now designating a portion of their rooms as non-smoking rooms. Seventy percent of motels offer a continental breakfast, and 90% accept all major credit cards and have fax machine services available.

5,000,000TH VIP MEMBER WELCOMED AT CONVENTION
   The 5,000,000th VIP Club member was welcomed on stage at this year's Super 8 Convention in Orlando. Bill Dyas, a school bus driver who frequently stays at Super 8 Motels while driving athletic teams, joined the Club at the McCall, Idaho, Super 8 Motel.

   With 700,000 travelers joining the club in 1997, an average of one new membership every 45 seconds, Super 8's VI P Club continues to grow at an unprecedented rate. The VIP Club is the largest guest loyalty program in the economy lodging segment. Its membership had climbed to 5,243,502 by June of this year.

SUPER 8 MOTELS CREATES MANAGERS ADVISORY BOARD
   Also announced at Convention was the formation of the industry's first formalized Managers Advisory Board. During May, eight general managers were chosen to join the Advisory Board, which will be meeting quarterly beginning in August. This Board will complement the Franchisee Advisory Board, on which The Peninsula Group's CEO Gerald Whitcomb serves, in order to receive input from those responsible for day-to-day operations.

ON-LINE BOOKINGS TAKE A BOOST
   Super 8's website continues to be a great success! As of May, a total of 618 Super 8 properties offered on-line booking. After viewing demonstrations at the Convention, 113 properties chose to go on-line with the optional booking capability. One of the most compelling reasons to go on-line is that the average daily rate statistics for on-line reservations for 1997 show the Internet average daily rate as $50.67. When compared to the Superline average daily rate of $42.52, the Internet average daily rate is $8.15 higher.

   There is also an 1126% increase in "page views" (the number of times the website has been accessed) over the previous year, bringing the current number to an all-time high of 785,269. New highlights on the Super 8 website include a customer service Internet link for on-line guests, on-line registration for the VIP Club, and a franchise sales page for information and application requests.

                           SUPER 8 MOTELS NORTHWEST II

     Super 8 Motels Northwest II had essentially flat second quarter results when compared to second quarter 1997. Year-to-date "Total Sales" remain slightly ahead of 1997. This is the result of a slight rise in occupancy in Bremerton offset by slight decreases in Portland and Yakima. Average daily rate increased only nominally in Portland and Bremerton and decreased in Yakima. Occupancy and room rate charts are enclosed for your review.

     Overall, expenses were well controlled. The tight labor market and mandated minimum wage increases generated an upward trend for "Payroll & Related Expenses," while the extensive renovation in Bremerton during the first quarter increased the "Supplies and Maintenance" line item. Net income for the partnership year to date is $242,819. The partnership is in strong financial condition with an excellent cash reserve and good ratio of current expenses to current liabilities.

     You will also find enclosed the year-to-date unaudited financial statements. Your second quarter 1998 distribution is in the amount of $25.00 per unit. This distribution equals a 1 0% annualized return on your original investment.

     During the second quarter of 1998, the General Partner engaged an investment banking firm for the purpose of marketing The Peninsula Group, its affiliates and subsidiaries, including the assets of Super 8 Motels Northwest
II. This effort is being made in order to take advantage of existing market conditions and to provide liquidity for all investors. While, to date, no definitive agreements have been reached with any prospective purchaser, efforts are continuing.

     Once again, it should be noted that there continue to be offers made by various liquidity funds to purchase units at what appear to be substantial discounts. While there can be no assurance as to the actual value which may be realized upon sale of the assets and/or liquidation of the partnership, each investor should take note of the efforts being made by the General Partner to create liquidity and to gain maximum value for all investors. If you find a need to dispose of your units you are urged to call your NASD registered securities representative, or the partnership office, so that you may be assisted in disposing of your units.

     Thank you for your continued support of Super 8 Motels Northwest II, and remember, when you are traveling-THINK SUPER 8-and call 1-800-800-8000 for reservations.

                              SUPER 8 NORTHWEST II
                                   BALANCE SHEET
                             JUNE 30, 1998 AND 1997
                                    (Unaudited)

                                     ASSETS

                                                              1998          1997
                                                          -----------   -----------
CURRENT ASSETS
    Cash                                                  $   412,566   $   355,849
    Accounts receivable                                        28,223        16,800
    Inventory                                                  58,860        58,319
    Prepaid expenses                                           11,577         5,361
                                                          -----------   -----------
           TOTAL CURRENT ASSETS                               511,226       436,329

PROPERTY AND EQUIPMENT
    Land                                                      714,301       714,301
    Buildings                                               4,097,106     4,097,106
    Equipment, furniture and fixtures                       1,242,262     1,242,261
                                                          -----------   -----------
           Subtotal                                         6,053,669     6,053,668
    Less accumulated depreciation                          (2,984,559)   (2,823,927)
                                                          -----------   -----------
           TOTAL PROPERTY AND EQUIPMENT, NET                3,069,110     3,229,741

OTHER ASSETS
    Franchise fees                                             45,000        45,000
    Organization costs                                          6,000         6,000
    Deposits and bank fees                                     26,375        26,375
                                                          -----------   -----------
           Subtotal                                            77,375        77,375
    Less accumulated amortization                             (53,469)      (48,632)
                                                          -----------   -----------
           Subtotal                                            23,906        28,743
                                                          -----------   -----------
           TOTAL OTHER ASSETS                                  23,906        28,743
                                                          -----------   -----------

           TOTAL ASSETS                                   $ 3,604,242   $ 3,694,813
                                                          ===========   ===========

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY

                                                              1998          1997
                                                           ----------    ----------
 CURRENT LIABILITIES
     Accounts payable - trade                              $   81,372    $   79,884
     Accounts payable - affiliates                             34,719        45,117
     Accrued expenses                                          70,678        84,102
     Current portion of long-term debt                        184,173       180,393
                                                           ----------    ----------
            TOTAL CURRENT LIABILITIES                         370,942       389,496

 NONCURRENT LIABILITIES
     Accrued rent under lease agreement                       163,895       138,909
     Long-term debt, net of current portion shown above     2,205,995     2,244,782
     Accrued property management fees                         250,000       474,048
                                                           ----------    ----------
            TOTAL NONCURRENT LIABILITIES                    2,619,890     2,857,739

 PARTNER'S CAPITAL EQUITY
     General partner                                           96,702        71,828
     Limited partners                                         516,708       375,750
                                                           ----------    ----------
            TOTAL PARTNER'S CAPITAL EQUITY                    613,410       447,578
                                                           ----------    ----------
                                                           $3,604,242    $3,694,813
                                                           ==========    ==========

                                          SUPER 8 NORTHWEST II
                                           STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDING JUNE 30, 1998 AND 1997
                                               (Unaudited)


                                                             1998                1997
                                                         ------------        ------------
SALES
     Rooms                                               $  1,518,460        $  1,510,640
     Other                                                     54,865              51,071
                                                         ------------        ------------
              TOTAL SALES                                   1,573,325           1,561,711
DIRECT OPERATING EXPENSES
     Payroll and related expenses                             341,581             327,442
     Supplies and maintenance                                 200,957             109,935
     Utilities                                                 92,468              94,958
     Other                                                     17,206              14,623
                                                         ------------        ------------
              TOTAL DIRECT OPERATING EXPENSES                 652,212             546,958
INDIRECT OPERATING EXPENSES
     Advertising and promotion                                 40,137              42,231
     Bank and credit card charges                              22,424              21,059
     Insurance                                                 19,657              19,117
     Property and business taxes                               61,004              71,486
     Other                                                      4,029               6,494
                                                         ------------        ------------
              TOTAL INDIRECT OPERATING EXPENSES               147,251             160,387
ADMINISTRATIVE AND GENERAL EXPENSES
     Administrative service fees                               87,488             107,530
     Franchise fees                                            60,738              60,426
     Management fees                                           78,666              78,086
     Professional services                                     15,649              16,343
     Other                                                     16,607              15,720
                                                         ------------        ------------
               TOTAL ADMINISTRATIVE AND GENERAL
                   EXPENSES                                   259,148             278,105
FIXED CHARGES
     Amortization                                               2,419               2,419
     Depreciation                                              77,563              85,264
     Interest                                                 110,435             119,160
     Lease expense                                             73,709              72,871
     Deferred land lease                                       11,345               7,765
                                                         ------------        ------------
              TOTAL FIXED CHARGES                             275,471             287,479

INCOME FROM OPERATIONS                                        239,243             288,782

OTHER INCOME
     Interest income                                            3,576               4,209
                                                         ------------        ------------
               TOTAL OTHER INCOME                               3,576               4,209
                                                         ------------        ------------

NET INCOME (LOSS)                                        $    242,819        $    292,991
                                                         ============        ============

                              SUPER 8 NORTHWEST II
                                  BALANCE SHEET


                                     ASSETS

                                                           DECEMBER 31,
                                                ----------------------------------
                                                    1997                  1996
                                                ------------          ------------
CURRENT ASSETS
     Cash and cash equivalents                  $    387,878          $    551,202
     Accounts receivable, trade                       15,042                17,457
     Accounts receivable, affiliates                      --                 3,149
     Inventory                                        58,858                58,319
     Prepaid expenses                                  6,912                11,613
                                                ------------          ------------

               Total current assets                  468,690               641,740
                                                ------------          ------------

PROPERTY AND EQUIPMENT, at cost
     Land                                            714,301               714,301
     Buildings                                     4,097,107             4,097,107
     Equipment, furniture and fixtures             1,242,261             1,241,326
                                                ------------          ------------

                                                   6,053,669             6,052,734
     Less accumulated depreciation                (2,906,997)           (2,738,663)
                                                ------------          ------------

                                                   3,146,672             3,314,071
                                                ------------          ------------
OTHER ASSETS
     Loan fees                                        26,375                26,375
     Franchise fees                                   45,000                45,000
     Lease option costs                                6,000                 6,000
                                                ------------          ------------

                                                      77,375                77,375
     Less accumulated amortization                   (51,051)              (46,214)
                                                ------------          ------------

               Total other assets                     26,324                31,161
                                                ------------          ------------

                                                $  3,641,686          $  3,986,972
                                                ============          ============

                              SUPER 8 NORTHWEST II
                                  BALANCE SHEET


                        LIABILITIES AND PARTNERS' EQUITY

                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                     1997                1996
                                                                 ------------        ------------
CURRENT LIABILITIES
     Accounts payable, trade                                     $     17,862        $     47,021
     Accounts payable, affiliates                                      53,939              83,663
     Accrued expenses                                                 108,377             126,478
     Current portion of long-term debt                                127,000             155,000
                                                                 ------------        ------------

               Total current liabilities                              307,178             412,162
                                                                 ------------        ------------


NONCURRENT LIABILITIES
     Long-term debt, net of current portion shown above             2,223,015           2,345,801
     Accrued rent under lease agreements                              152,550             137,021
                                                                 ------------        ------------

                                                                    2,375,565           2,482,822
                                                                 ------------        ------------

ACCRUED PROPERTY MANAGEMENT FEES                                      350,000             699,048
                                                                 ------------        ------------


COMMITMENTS (Notes 7 and 9)



PARTNERS' EQUITY
     General partners' equity                                          96,031              63,632
     Limited partners'equity (authorized, issued and
         outstanding 4,052 units)                                     512,912             329,308
                                                                 ------------        ------------

                                                                      608,943             392,940
                                                                 ------------        ------------

                                                                 $  3,641,686        $  3,986,972
                                                                 ============        ============