Form 10-Q
period 1998-09-30
SUPER 8 MOTELS NORTHWEST II
filed 1998-11-17
CIK 701258

                                    FORM 10-Q
                        SECURITIES 7 EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1998

Commission File Number:  2-76543

SUPER 8 MOTELS NORTHWEST II

Washington                                                       91-1172558

                                     PART 1
                              Financial Information

Item 1.  Financial Statements

See attached unaudited September 30, 1998 Financial Statements and the partnership's balance sheet for the year ended December 31, 1997. The Statement of Cash Flows is omitted from the attachment and is presented as follows:


                                                                              PERIOD ENDED
                                                                   -----------------------------------
                                                                      SEPT. 30,            SEPT. 30,
                                                                       1998                  1997
                                                                   -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Revenues and other income received in cash                      $     988,996         $   1,013,284
   Operating expenses paid in cash                                      (972,662)             (675,164)
   Interest paid                                                         (65,819)              (53,522)
                                                                   --------------        -------------
             Net cash provided (used) by operating acetivities           (49,485)              284,598
                                                                   -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net                                (2,044)                   --
                                                                   -------------         -------------
                    Net cash used by investing activities                 (2,044)                   --
                                                                   -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments                                                    (31,750)               (31,220)
   Proceeds from issuance                                                 87,387                    --
   Distributions to partners                                            (119,176)             (119,175)
                                                                   -------------         -------------
             Net cash used by financing activities                       (63,539)             (150,395)
                                                                   -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (115,068)              134,203
CASH AND CASH EQUIVALENTS, beginning of period                           412,566               355,849
                                                                   =============         =============

CASH AND CASH EQUIVALENTS, end of period                           $     297,498         $     490,052
                                                                   =============         =============

                                                                                          PERIOD ENDED
                                                                               ---------------------------------
                                                                                 SEPT. 30,           SEPT. 30,
                                                                                    1998               1997
                                                                               -------------       -------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
   Net income (loss)                                                           $     152,962       $     323,351
                                                                               -------------       -------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                   40,138              43,841
      Lease expense - deferred                                                         3,090               3,882
      Change in assets and liabilities
         Accounts receivable                                                           5,806                (484)
         Prepaid expenses                                                               (118)            (13,130)
         Accounts payable                                                            (52,357)             24,107
         Accrued expenses                                                             50,994              27,079
           Accrued management fees                                                  (250,000)           (124,048)
                                                                               -------------       -------------
                                                                                    (202,447)            (38,753)
                                                                               =============       =============

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               $     (49,485)      $     284,598
                                                                               =============       =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See attached Third Quarter (9/30/98) Update from the Issuer delivered to its limited partners.


                                     PART 2
                                Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        Pursuant to correspondence from the Securities and Exchange Commission, the partnership's management is currently working with legal counsel to file delinquent
        Forms 3, 4 and 5.

Item 6. Exhibits and Reports on Form 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER 8 MOTELS NORTHWEST II
a Washington limited partnership


By:
   ----------------------------------------
     Gerald L. Whitcomb, General Partner

Dated:   November 16, 1998

                              SUPER 8 NORTHWEST II
                                  BALANCE SHEET
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                     ASSETS


                                                                           1998                  1997
                                                                      -------------         -------------
 CURRENT ASSETS
     Cash                                                             $     297,498         $     490,052
     Accounts receivable                                                     22,417                17,284
     Inventory                                                               58,860                58,319
     Prepaid expenses                                                        11,695                18,491
                                                                      -------------         -------------
                           TOTAL CURRENT ASSETS                             390,470               584,146

 PROPERTY AND EQUIPMENT
     Land                                                                   714,301               714,301
     Buildings                                                            4,097,106             4,097,106
     Equipment, furniture and fixtures                                    1,244,306             1,242,261
                                                                      -------------         -------------
                           Subtotal                                       6,055,713             6,053,668
     Less accumulated depreciation                                       (3,023,487)           (2,866,559)
                                                                      -------------         -------------
                           TOTAL PROPERTY AND EQUIPMENT, NET              3,032,226             3,187,109

 OTHER ASSETS
     Franchise fees                                                          45,000                45,000
     Organization costs                                                       6,000                 6,000
     Deposits and bank fees                                                  26,375                26,375
                                                                      -------------         -------------
                           Subtotal                                          77,375                77,375
     Less accumulated amortization                                          (54,679)              (49,841)
                                                                      -------------         -------------
                           TOTAL OTHER ASSETS                                22,696                27,534
                                                                      -------------         -------------

                           TOTAL ASSETS                               $   3,445,392         $   3,798,789
                                                                      =============         =============

                    LIABILITIES AND PARTNER'S CAPITAL EQUITY


 CURRENT LIABILITIES
     Accounts payable - trade                                         $      26,298         $     107,886
     Accounts payable - affiliates                                           37,436                41,222
     Accrued expenses                                                       121,672               111,181
     Current portion of long-term debt                                      180,143               159,594
                                                                      -------------         -------------
                           TOTAL CURRENT LIABILITIES                        365,549               419,883

 NONCURRENT LIABILITIES
     Accrued rent under lease agreement                                     166,985               142,792
     Long-term debt, net of current portion shown above                   2,265,662             2,234,360
     Accrued property management fees                                             0               350,000
                                                                      -------------         -------------
                           TOTAL NONCURRENT LIABILITIES                   2,432,647             2,727,152

 PARTNER'S CAPITAL EQUITY
     General partner                                                        101,770                16,167
     Limited partners                                                       545,426               635,587
                                                                      -------------         -------------
                           TOTAL PARTNER'S CAPITAL EQUITY                   647,196               651,754
                                                                      -------------         -------------

                                                                      $   3,445,392         $   3,798,789
                                                                      =============         =============

                              SUPER 8 NORTHWEST II
                               STATEMENT OF INCOME
                FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                          1998               1997
                                                                     -------------      -------------
SALES
    Rooms                                                            $     956,052            976,668
    Other                                                                   25,334             34,275
                                                                     -------------      -------------
                          TOTAL SALES                                      981,386          1,010,943
DIRECT OPERATING EXPENSES
    Payroll and related expenses                                           177,101            180,686
    Supplies and maintenance                                               217,221             67,166
    Utilities                                                               53,918             51,338
    Other                                                                    8,713              7,763
                                                                     -------------      -------------
                          TOTAL DIRECT OPERATING EXPENSES                  456,953            306,953
INDIRECT OPERATING EXPENSES
    Advertising and promotion                                               24,542             24,519
    Bank and credit card charges                                            15,429             14,563
    Insurance                                                                8,719              8,178
    Property and business taxes                                             38,075             40,587
    Other                                                                    2,890              3,216
                                                                     -------------      -------------
                          TOTAL INDIRECT OPERATING EXPENSES                 89,655             91,063
ADMINISTRATIVE AND GENERAL EXPENSES
    Administrative service fees                                             43,590             48,135
    Franchise fees                                                          38,242             39,066
    Management fees                                                         49,070             50,547
    Professional services                                                    7,871              8,182
    Other                                                                    6,768              8,372
                                                                     -------------      -------------
                          TOTAL ADMINISTRATIVE AND GENERAL
                               EXPENSES                                    145,541            154,302
FIXED CHARGES
    Amortization                                                             1,209              1,209
    Depreciation                                                            38,927             42,632
    Interest                                                                57,471             53,522
    Lease expense                                                           37,382             36,854
    Deferred land lease                                                      3,090              3,882
                                                                     -------------      -------------
                          TOTAL FIXED CHARGES                              138,079            138,099

INCOME FROM OPERATIONS                                                     151,158            320,526

OTHER INCOME
    Interest income                                                          1,804              2,825
                                                                     -------------      -------------
                          TOTAL OTHER INCOME                                 1,804              2,825
                                                                     -------------      -------------

NET INCOME (LOSS)                                                    $     152,962            323,351
                                                                     =============      =============

                              Super 8 Motel Update

                          SUPER 8 MOTELS NORTHWEST II

VOL. 18 NO. 3/OCTOBER 31, 1998                                THIRD QUARTER 1998

                                  NATIONAL NEWS

SUPER 8 MOTELS SET RECORD

   Continuing its path of record growth, Super 8 Motels, Inc., posted a new record for the chain--opening 51 motels in the second quarter of 1998. Super 8 has opened 88 motels since January, 1998. Of the motels opened this year, 55% are new construction. Super 8 Motels now has more than 1,700 properties in North America.

PROJECT POWER UP UPDATE

   Project Power Up, Super 8's front-desk computerization program, is continuing installation of its hardware and software in all Super 8 Motels. As of August, 1998, 35 properties are now up and running. Managers of properties that have had Project Power Up installed are reporting that they are experiencing faster front desk and back-of-house operations, leaving them more time to bring in new business.

   Peninsula has had Project Power Up installed at its Lacey property and soon-to-open Roseburg, Oregon motel. Overall, the Lacey manager has been pleased with the system-once the "bugs" were worked out. She reports it takes less time to handle the paperwork allowing her more time to greet guests, perform sales calls, and "run the property."

                                  REGIONAL NEWS

ROSEBURG SUPER 8 MOTEL

   The new Roseburg Super 8 Motel is due to open its doors to the public on Thursday, November 12, 1998. The grand opening will be held on Monday, November 16, 1998, from 4:00 p. m. to 6:00 p.m. Please feel free to join in the celebrations if you are in the area. The 88-room Roseburg Super 8 will feature an indoor pool and spa, handicap rooms, elevator, truck parking, and continental breakfast.

BEAUTIFICATION AWARD

   The Ferndale, Washington, Super 8 Motel has won the national 1998 Super 8 Motels Beautification Award for outstanding curb appeal. The Ferndale Super 8 will be featured on the cover of StrEIGHT Talk, Super 8 Motels' industry newsletter, and on the Super 8 web site, and will receive a plaque to hang in its lobby for winning this distinctive award.

                           SUPER 8 MOTELS NORTHWEST II

   Despite a fairly strong third quarter at all three motels in the partnership, total year-to-date partnership revenues trail 1997 revenues by about $18,000. When reviewing the enclosed unaudited financial statements, you will note that all properties in the partnership have exercised good cost control of Direct Operating Expenses, while Indirect Operating Expenses, Administrative and General Expenses, as well as Fixed Charges, have all dropped both in real dollars and as a percentage of revenues.

   Referencing the occupancy charts and average daily rate comparisons, you will notice that in Bremerton occupancy for both July and August decreased, while the property had a very good September when compared to the same quarter of 1997. Its average daily rate increased by 51 cents. The result was that Bremerton revenues remained essentially even with 1997 for the quarter, while year to date the property is about $14,000 ahead of 1997. In Portland, occupancy for the quarter was off less than 1 % when compared with the third quarter of 1997, while average daily rate decreased by $.23. Year to date, Portland's revenues are about $2,400 above 1997. Despite having a weak September, Yakima continued to maintain at about 1997 levels, with the third quarter ending 2.2 occupancy points below the previous year, while average daily rate was essentially even with the same period in 1997.

   Your third quarter 1998 distribution check is in the amount of $37.50 per partnership unit. This distribution equals a 15% annualized return on your original investment for the quarter. Year-to-date total distributions equal $87.50 per unit, resulting in an 11.7% annualized return. The partnership will begin its 1998 pre-audit work in November with the goal of having your partnership tax information mailed not later than February 28, 1999.

   During the second quarter 1998, the general partners engaged an investment banking firm for the purpose of marketing The Peninsula Group, its affiliates and subsidiaries, including the assets of Super 8 Motels Northwest II. These efforts have been terminated at this time. However, the general partners are exploring alternate avenues to create liquidity for your investment.

   Again, it should be noted that there continue to be offers made by various liquidity funds to purchase units at what appear to be discounted values. While there can be no assurance as to the actual value which may be realized upon sale of the assets and/or liquidation of the partnership, each investor should take note of the efforts being made by the general partner to create liquidity and to gain maximum value for all investors. If you find a need to dispose of your units, you are urged to call your NASD registered securities representative or the investor relations department at the offices of The Peninsula Group so that you may be assisted in disposing of your units.

   Thank you for your continued support of Super 8 Motels Northwest II and remember-if you plan on traveling over the upcoming holiday season--THINK SUPER 8 and call 1-800-800-8000 for reservations at over l,700 Super 8 Motels throughout the U. S. and Canada.

                          SUPER 8 MOTELS NORTHWEST II
                                 BALANCE SHEET

                                     ASSETS


                                                                        DECEMBER 31,
                                                            -----------------------------------
                                                                1997                  1996
                                                            -------------         -------------
CURRENT ASSETS
    Cash and cash equivalents                               $     387,878         $     551,202
    Accounts receivable, trade                                     15,042                17,457
    Accounts receivable, affiliates                                    --                 3,149
    Inventory                                                      58,858                58,319
    Prepaid expenses                                                6,912                11,613
                                                            -------------         -------------

                              Total current assets                468,690               641,740
                                                            -------------         -------------

PROPERTY AND EQUIPMENT, at cost
    Land                                                          714,301               714,301
    Buildings                                                   4,097,107             4,097,107
    Equipment, furniture and fixtures                           1,242,261             1,241,326
                                                            -------------         -------------

                                                                6,053,669             6,052,734
    Less accumulated depreciation                              (2,906,997)           (2,738,663)
                                                            -------------         -------------

                                                                3,146,672             3,314,071
                                                            -------------         -------------
OTHER ASSETS
    Loan fees                                                      26,375                26,375
    Franchise fees                                                 45,000                45,000
    Lease option costs                                              6,000                 6,000
                                                            -------------         -------------

                                                                   77,375                77,375
    Less accumulated amortization                                 (51,051)              (46,214)
                                                            -------------         -------------

                              Total other assets                   26,324                31,161
                                                            -------------         -------------

                                                            $   3,641,686         $   3,986,972
                                                            =============         =============

                          SUPER 8 MOTELS NORTHWEST II
                                 BALANCE SHEET

                        LIABILITIES AND PARTNERS' EQUITY


                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                    1997               1996
                                                                -------------       -------------
CURRENT LIABILITIES
    Accounts payable, trade                                     $      17,862       $      47,021
    Accounts payable, affiliates                                       53,939              83,663
    Accrued expenses                                                  108,377             126,478
    Current portion of long-term debt                                 127,000             155,000
                                                                -------------       -------------

                         Total current liabilities                    307,178             412,162
                                                                -------------       -------------


NONCURRENT LIABILITIES
    Long-term debt, net of current portion shown above              2,223,015           2,345,801
    Accrued rent under lease agreements                               152,550             137,021
                                                                -------------       -------------

                                                                    2,375,565           2,482,822
                                                                -------------       -------------

ACCRUED PROPERTY MANAGEMENT FEES                                      350,000             699,048
                                                                -------------       -------------


COMMITMENTS (Notes 7 and 9)



PARTNERS' EQUITY
    General partners' equity                                           96,031              63,632
    Limited partners'equity (authorized, issued and
                    outstanding 4,052 units)                          512,912             329,308
                                                                -------------       -------------

                                                                      608,943             392,940
                                                                -------------       -------------

                                                                $   3,641,686       $   3,986,972
                                                                =============       =============